Form 10-Q
period 2007-09-30
KBL Healthcare Acquisition Corp III
filed 2007-11-13
CIK 1388356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 001-33583

KBL Healthcare Acquisition Corp. III

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-8191477
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, 21st Floor,

New York, New York 10017

(Address of Principal Executive Office)

212-319-5555

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 9, 2007, 21,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Balance Sheet

As of September 30, 2007 (unaudited)
ASSETS
Current Assets
Cash	$173,610
Cash held in trust	134,446,864
Prepaid expenses	167,964

Total Current Assets	134,788,438
Computer equipment, (net of accumulated depreciation of $61)	4,689

Total assets	$134,793,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$93,726
Capital and income tax payable	169,758
Deferred underwriting fees	4,140,000

Total liabilities	4,403,484

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100
Additional paid-in capital	90,891,800
Income accumulated during the development stage	558,751

Total stockholders’ equity	91,452,651

Total liabilities and stockholders’ equity	$134,793,127

See notes to unaudited condensed financial statements

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2007	For the period January 9, 2007 (inception) to September 30, 2007
Income:
Interest and dividends	$912,692	$912,836

Total Income:	912,692	912,836

Expenses:
Professional fees	71,940	75,891
Franchise and capital taxes	20,500	20,500
Administrative fees	23,871	23,871
Dues and subscriptions	9,256	9,256
Insurance	13,968	13,968
Other operating expenses	59,912	61,341

Total expenses	199,447	204,827

Income before provision for income taxes	713,245	708,009

Provision for income taxes	149,258	149,258

Net income	$563,987	$558,751

Net income per share basic and diluted	$0.03	$0.07

Weighted average shares outstanding basic and diluted	16,640,110	8,193,182

See notes to unaudited condensed financial statements

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to September 30, 2007

	Common Stock		Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	—	$25,000

Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892

Private placement warrants (2,075,000 units)			2,075,000		2,075,000

Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)

Net income for the period				558,751	558,751

Balance at September 30, 2007	21,000,000	$2,100	$90,891,800	$558,751	$91,452,651

See notes to unaudited condensed financial statements

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

For the period January 9, 2007 (inception) to September 30, 2007
Cash flow from operating activities
Net income	$558,751
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash held in trust account	(912,114)
Depreciation	61
Changes in operating assets/liabilities:
(Increase) in prepaid expenses	(167,964)
Increase in accrued expenses	53,001
Increase in capital and income tax payable	169,758

Net cash used in operating activities	(298,507)

Cash flows from Investing Activities
Purchases of equipment	(4,750)
Cash held in trust	(133,930,000)
Disbursements from cash held in trust	395,250

Net cash used in investing activities	(133,539,500)

Cash flows from financing activities
Gross proceeds from public offering	138,000,000
Proceeds from sale of shares of common stock	25,000
Proceeds from note payable, stockholder	100,000
Payment of note payable, stockholder	(100,000)
Proceeds from private placement warrants	2,075,000
Payment of offering costs	(6,088,383)

Net cash provided by financing activities	134,011,617

Net increase in cash	173,610
Cash at beginning of the period	—

Cash at the end of the period	$173,610

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$4,140,000

Accrual of costs of the offering	$40,725

See notes to unaudited condensed financial statements

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

1.	Organization and Business Operations

KBL Healthcare Acquisition Corp. III (the “Company”) was incorporated in Delaware on January 9, 2007 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare or healthcare-related industries.

The condensed financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three months ended September 30, 2007 and for the period from January 9, 2007 (inception) through September 30, 2007, and its cash flows and changes in stockholder’s equity for the period from January 9, 2007 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

All activity from January 9, 2007 (inception) through July 25, 2007 relates to the Company’s formation and initial public offering described below. Subsequent to July 25, 2007, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective July 19, 2007. The Company consummated the Offering on July 25, 2007 and received net proceeds of approximately $127,731,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare or healthcare-related industries (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $133,930,000, including $4,140,000 of deferred underwriting discounts and commissions and the $2,075,000 proceeds of the Private Placement Warranty described in Note 2 is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16)

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,900,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 3,750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount held in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying condensed balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination by July 19, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments – The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at September 30, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Deferred Income Taxes – Deferred income taxes are provided for the

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income Per Share – Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 17,250,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 upon its inception. Since the Company is a development stage company that began operations on January 9, 2007, there have been no audits of filed tax returns as of this time. The adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering	On July 25, 2007, the Company sold 17,250,000 Units (including 2,250,000 units to cover over-allotments) in the Offering. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination and July 19, 2008 and expiring July 18, 2011. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering. However, the underwriters have agreed that 3% ($4,140,000) of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. In addition, the underwriters will forfeit a portion of this fee ($0.24 per share) to pay a portion of the amounts due to converting stockholders.

3.	Private Placement

Certain of the Company’s officers, directors and special advisors purchased a total of 2,075,000 Warrants (“Private Placement Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from the Company. These purchases took place simultaneously with the Offering. All of the proceeds received from these purchases have been placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or their affiliates. Furthermore, the purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

4.	Note Payable, Stockholder	The Company issued an unsecured promissory note in an aggregate principal amount of $100,000 to one of the Initial Stockholders on January 5, 2007. The note was non-interest bearing and was paid following the consummation of the Offering from the net proceeds of such offering.

5.	Income Taxes	The components of the provision for income taxes are as follows:

For the period January 9, 2007 (inception) to September 30, 2007
Current:
Federal	$—

State and local	149,258

Total provision for income taxes	$149,258

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

For the period January 9, 2007 (inception) to September 30, 2007
Federal net operating loss	6,000
Expenses deferred for income tax purposes	84,000

Deferred tax asset	$90,000

Full valuation allowance	(90,000)

Total deferred tax asset	$—

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

6.	Commitments

The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the three months ended September 30, 2007 and the period from January 9, 2007 (inception) to September 30, 2007 includes $23,871 of expense related to this agreement.

Pursuant to letter agreements which the Initial Stockholders will enter with the Company and the underwriters, the Initial Stockholders will waive their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Initial Stockholders and the holders of the Private Placement Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Private Placement Warrants (or underlying securities) pursuant to an agreement dated as of July 19, 2007. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Placement Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Private Placement Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007 to perform services through the later of July 20, 2009 if the Company has not announced an acquisition candidate within the initial 18 month period or January 20, 2008 if the Company has signed a letter of intent with a proposed acquisition candidate within the initial 18 month period. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company.

7.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

8.	Common Stock	Effective July 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares have been retroactively restated to reflect this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

We were formed on January 9, 2007 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare or healthcare-related industries. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended September 30, 2007, we had a net income of $563,987 derived from interest income of $912,692 offset by $13,968 for officer liability insurance, $71,940 for professional fees, $49,325 for travel and other expenses, $20,500 in Delaware franchise taxes, $149,258 in New York State and City income taxes, $10,587 for transfer agent and trustee fees, $23,871 in administrative fees and $9,256 for dues and subscriptions.

For the period from January 9, 2007 (inception) to September 30, 2007, we had a net income of $558,751 derived from interest income of $912,836 offset by $13,968 for officer liability insurance, $75,891 for professional fees, $50,754 for travel and other expenses, $20,500 in Delaware franchise taxes, $149,258 in New York State and City income taxes, $10,587 for transfer agent and trustee fees, $23,871 in administrative fees and $9,256 for dues and subscriptions.

Financial Condition and Liquidity

We consummated our initial public offering on July 25, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $138,000,000. We incurred a total of $9,660,000 in underwriting discounts and commissions and $609,108 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $131,871,000, of which $131,855,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $133,930,000 held in trust (or approximately $7.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 19, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include $600,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for the administrative fee payable to KBL Healthcare Management ($10,000 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $1,010,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $140,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 25, 2007, we began incurring a fee from KBL Healthcare Management of $10,000 per month for providing us with office space and certain general and administrative services. Additionally, on January 5, 2007, Marlene Krauss advanced to us $100,000 for payment of offering expenses on our behalf. The loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief operating officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2007, we consummated our initial public offering of 17,250,000 Units, including 2,250,000 units subject to the underwriters’ over-allotment option. Each Unit consisted of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,075,000 warrants (“Insider Warrants”) at a price of $1.00 per warrant, generating total proceeds of $2,075,000. Citigroup Global Markets, Inc. was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Nos. 333-141342 and 333-144722). The Securities and Exchange Commission declared the registration statement effective on July 19, 2007.

We paid a total of $9,660,000 in underwriting discounts and commissions. Of that total, $4,140,000 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, we incurred approximately $609,108 for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $131,871,000, of which $131,855,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $133,930,000 (or approximately $7.76 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6:	EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by COO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by COO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL HEALTHCARE ACQUISITION CORP. III
Dated: November 13, 2007
/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer (Principal Accounting and Financial Officer)