Form 10-K
period 2007-12-31
KBL Healthcare Acquisition Corp III
filed 2008-03-25
CIK 1388356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33583

KBL HEALTHCARE ACQUISITION CORP. III

(Name of Issuer in Its Charter)

Delaware	20-8191477
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

380 Lexington Avenue, 31st Floor, New York, New York	10168
(Address of principal executive offices)	(zip code)

(212) 319-5555

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period ended December 31, 2007 was $0.

As of March 24, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $124,200,000.

As of March 18, 2008, there were 21,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

KBL Healthcare Acquisition Corp. III is a blank check company formed on January 9, 2007 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare or healthcare related industries (referred to herein as the “healthcare industry”) in any geographic location.

On July 25, 2007, we closed our initial public offering (“IPO”) of 17,250,000 units (“Units”), including 2,250,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,075,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,075,000. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were approximately $131,871,000, of which $131,855,000 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The $2,075,000 received from the private sale of the warrants was also deposited into the trust account. We have withdrawn $595,250 of the aggregate $1,900,000 of interest earned on the proceeds in the trust fund that is available to us to fund operations and we have withdrawn $155,000 to fund estimated taxes. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $135,226,616 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will we pay any of our initial officers, directors, special advisors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition and operates in the healthcare industry, our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

•	financial condition and results of operation;

•	earnings;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	regulatory or technical barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the trust account balance (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our IPO (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement will not apply to shares included in units purchased following the IPO in the open market. We will proceed with the business combination only if a majority of the IPO Shares present and entitled to vote at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 30% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2007, the per-share conversion price would have been approximately $7.75.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. We will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our initial business combination. Holders of IPO Shares who convert their stock into their pro rata share of the trust account will still have the right to exercise any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in this offering exercise their conversion rights. If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination until July 19, 2009. If the initial business combination is not approved or completed for any reason, then holders of IPO Shares voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required holders of IPO Shares to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering stockholder. Holders of IPO Shares would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

If we do not complete a business combination by July 19, 2009 we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been approximately $7.76. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Dr. Zachary Berk, our chairman of the board, Marlene Krauss, M.D., our chief executive officer and secretary and Michael Kaswan, our chief operating officer, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account, but only if such a vendor or prospective target business does not execute such a waiver.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government Regulation

The healthcare industry is highly regulated, and the federal and state laws that may affect our business following our initial business combination with a company in the healthcare industry could be significant. The federal and state governments regulate the healthcare industry extensively including through the Medicare and Medicaid government payment programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business following a business combination with a company in the healthcare industry could include, among others, those regarding:

•

False and Other Improper Claims for Payment. The government may fine a provider if it knowingly submits, or participates in submitting, any claim for payment to the federal government that is false or fraudulent, or that contains false or misleading information.

•

Health Insurance Portability and Accountability Act. Laws designed to combat fraud against any healthcare benefit program for theft or embezzlement involving healthcare, as well as providing various privacy rights to patients and customers.

•

Anti-Kickback Laws. Federal and state anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referrals or recommendations regarding services or products.

•

The Stark Self-Referral Law and Other Laws Prohibiting Self-Referral and Financial Inducements. Laws that limit the circumstances under which physicians who have a financial relationship with a company may refer patients to such company for the provision of certain services.

•

Corporate Practice of Medicine. Many states have laws that prohibit business corporations from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians.

•	Antitrust Laws. Wide range of laws that prohibit anticompetitive conduct among separate legal entities in the healthcare industry.

A violation of any of these laws could result in civil and criminal penalties, the requirement to refund monies paid by government and/or private payors, exclusion from participation in Medicare and Medicaid programs and/or the loss of licensure. Following a business combination, our management intends to exercise care in structuring our arrangements and our practices to comply with applicable federal and state laws. However, we can not assure you that our management will be successful in complying with all applicable laws and regulations. If we have, or are alleged to have, violated any rules or regulations, the resulting investigation could adversely affect our business and operations and may delay or impair our ability to complete a business combination. Additionally, the laws in the healthcare industry are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business following a business combination.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited operating resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until July 19, 2009 to complete a business combination. If we fail to consummate a business combination by such date, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, a business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are unable to consummate a business combination, holders of IPO Shares will be forced to wait until July 19, 2009 before receiving liquidation distributions.

We have until July 19, 2009 to complete a business combination. We have no obligation to return funds to holders of IPO Shares prior to such date unless we consummate a business combination prior thereto and only then in cases where such holders have sought conversion of their shares. Only after the expiration of this full time period will holders of IPO Shares be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes up to $1,900,000 of interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our Founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $7.75 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $7.75 per share held in trust as of December 31, 2007 due to claims of creditors. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If we liquidate before the completion of a business combination, Drs. Berk and Krauss and Michael Kaswan have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business does not execute such a waiver. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Holders of IPO Shares may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete a business combination by July 19, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, holders of IPO Shares could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of such holders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from such holders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by holders of IPO Shares. Furthermore, because we intend to distribute the proceeds held in the trust account to holders of IPO Shares promptly after July 19, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the private placement warrants held by our Founders may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on the American Stock Exchange or another national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not yet selected a particular target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet identified a prospective target business, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 9,675,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that holders of 30% or more of the IPO Shares vote against the business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. None of our key personnel has entered into either employment or consulting agreements with us. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors are now and may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own Founder Shares and some of them own sponsors’ warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own Founder Shares and some of them own sponsors’ warrants. Such individuals have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the sponsors’ warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business having a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will proceed with our initial business combination only if public stockholders owning less than 30% of the IPO Shares exercise their conversion rights.

We will proceed with our initial business combination only if public stockholders owning less than 30% of the IPO Shares exercise their conversion rights. Accordingly, public stockholders owning up to 5,174,999 of the IPO Shares may exercise their conversion rights and we could still consummate a proposed business combination. As a result, this may have the effect of making it more likely that we could have consummated a proposed business combination even when a significant number of public stockholders have voted against such transactions. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding blocks of our stock will be able to stop us from completing a business combination that may otherwise approved by a large majority of our public stockholders.

Our initial business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our initial business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Founders (including all of our officers and directors) collectively own approximately 17.8% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 19,325,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,750,000 shares of common stock and 2,075,000 warrants (as well as 2,075,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete a business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to the Healthcare Industry

Business combinations with companies with operations in the healthcare industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks:

If we are unable to comply with governmental regulations affecting the healthcare industry, it could negatively affect our operations.

There is extensive government regulation of certain healthcare businesses as well as various proposals at the federal government level to reform the healthcare system. Changes to the existing regulatory framework and/or implementation of various reform initiatives could adversely affect certain sections of the healthcare industry. If we are unable to adhere to these requirements, it could result in the imposition of penalties and fines against us, and could also result in the imposition of restrictions on our business and operations. Furthermore, the costs of compliance also could have a material adverse effect on our profitability and operations.

If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

Unanticipated problems may arise in connection with the development of new products or technologies, and many such efforts may ultimately be unsuccessful. In addition, testing or marketing products may require obtaining government approvals, which may be a lengthy and expensive process with an uncertain outcome. Delays in commercializing products may result in the need to seek additional capital, potentially diluting the interests of investors. These various factors may result in abrupt advances and declines in the securities prices of particular companies in the healthcare industry and, in some cases, may have broad effect on the prices of securities of specific healthcare companies or of companies in the healthcare industry generally.

The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

Any target business we acquire in the healthcare industry will be exposed to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provisions of healthcare services. We cannot assure you that a liability claim would not have material adverse effect on our business, financial condition or market prices of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

We maintain our executive offices at 380 Lexington Avenue, 31st Floor, New York, New York 10168. The cost for this space is included in the $10,000 per month fee KBL Healthcare Management, an affiliate of Drs. Berk and Krauss and Mr. Kaswan, charges us for general and administrative services pursuant to a letter agreement between us and KBL Healthcare Management. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols KHA.U, KHA and KHA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 25, 2007, and since the common stock and warrants commenced public trading on August 1, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	$7.82	$7.48	$7.28	$7.21	$0.58	$0.30

2007:
Fourth Quarter	$7.90	$7.10	$7.27	$7.20	$0.65	$0.40
Third Quarter (commencing July 25th)	$8.15	$7.60	$7.36	$7.12	$0.78	$0.50

*	Through March 14, 2008

Holders

As of March 18, 2008, there was one holder of record of our units, 20 holders of record of our common stock and 12 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 1, 2007 through December 31, 2007 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and the S&P 500 Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

Effective January 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on July 19, 2007), we sold the following the shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Zachary Berk(1)	945,857
Marlene Krauss(1)	945,857

Michael Kaswan	1,035,856
Eli Berk(2)	225,000
Eileen More	98,572
Joseph Williamson	64,285
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Terence Barnett	38,572
Kenneth Abramowitz	37,715
SV Life Sciences Advisers, LLC(4)	30,000
Steven Epstein	29,143
Kevin McGovern	29,143
Eric Rose	29,143
Ellen Marram	24,857
Roy Geronemus	12,000
Myron Weisfeldt	12,000
Sandra Santos	12,000

(1)	Zachary Berk and Marlene Krauss are husband and wife.
(2)	Eli Berk is the son of Zachary Berk and stepson of Marlene Krauss.
(3)	These are trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children.
(4)	James Garvey is the chairman of the board of SV Life Sciences Advisers, LLC

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.008 per share.

Initial Public Offering

On July 25, 2007, we closed our IPO of 17,250,000 units, including 2,250,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. Citigroup Global Markets Inc. acted as lead manager for the IPO and Jefferies & Company and EarlyBirdCapital, Inc. acted as co-managers for the IPO. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-141342). The Securities and Exchange Commission declared the registration statement effective on July 19, 2007.

We paid a total of $9,660,000 in underwriting discounts and commissions and $609,108 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $131,871,000, of which $131,855,000 was deposited into the trust account plus $2,075,000 of proceeds from the sale of the Private Placement Warrants. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,046,866 in interest through December 31, 2007. Of such interest, we have withdrawn $595,250 that is available to us for our use and $155,000 to pay estimated taxes.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected quarterly data is unaudited.

For the period January 9, 2007 (inception) to December 31, 2007
Income Statement Data

Formation and operating costs	$(479,477)
Dividend and interest income	2,048,440

Income before provision for income taxes	1,568,963
Provision for income taxes	(326,523)

Net income	$1,242,440

Net income per share basic and diluted	$0.11

Weighted average shares outstanding basic and diluted	11,502,809

December 31, 2007
Balance Sheet Data

Cash	$118,868
Investments held in trust	135,226,616
Other assets	145,811

Total assets	$135,491,295

Total liabilities	$4,417,963
Common stock subject to possible conversion	38,936,992
Total stockholders’ equity	92,136,340

Total liabilities and stockholder’s equity	$135,491,295

Selected Quarterly Data (unaudited)

Financial information for each quarter for the period from January 9, 2007 (inception) to December 31, 2007 is as follows:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total Interest and dividends	$—	$144	$912,692	$1,135,604
Income (loss) from operations	(3,689)	(1,547)	563,987	683,689
Net income (loss)	(3,689)	(1,547)	563,987	683,689
Net income (loss) per share basic and diluted	—	—	0.03	0.03

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on January 9, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the healthcare industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our IPO on July 25, 2007. All activity from January 9, 2007 through July 25, 2007 related to our formation and our IPO. Since July 25, 2007, we have been searching for prospective target businesses to acquire.

We had net income of $1,242,440 for the period from January 9, 2007 (inception) to December 31, 2007 consisting of $2,048,440 of interest and dividend income offset by professional fees of $186,532, franchise and capital taxes of $80,717, administrative fees of $53,871, dues and subscriptions of $18,686, insurance of $31,468 other operating expenses of $108,203 and $326,523 of income tax expense.

Upon consummation of our IPO, $131,855,000 of the net proceeds was deposited in trust, with the remaining net proceeds becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. An additional $2,075,000 from the sale of the Private Placement Warrants was also deposited in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2007, we had current assets (excluding cash held in the trust fund) of $260,227 and current liabilities of $277,963 (excluding deferred underwriting fees), leaving us with a working capital deficiency of $(17,736).

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements”( “SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2007, our chief executive officer and chief operating officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Zachary Berk, O.D.	60	Chairman of the Board
Marlene Krauss, M.D.	62	Chief Executive Officer, Secretary and Director
Michael Kaswan	40	Chief Operating Officer and Director
Terence Barnett	63	Director

James Garvey	60	Director
Eileen (Ginger) More	61	Director
Joseph Williamson	54	Director

Zachary Berk, O.D. has been our chairman of the board since our inception. Dr. Berk has been a managing member and secretary and treasurer of KBL Healthcare Management, Inc., a management company that provides investment services to the KBL Healthcare venture capital funds (“KBL Funds”), since November 1998. He has also been chairman of the board of KBL Acquisition Corp. IV since its inception in October 2007. Dr. Berk has also been affiliated with all of the KBL Funds since November 1998. In August 1991, Dr. Berk co-founded KBL Healthcare, Inc., a venture capital and investment banking firm engaged in advisory and principal based funding activities for early-stage and middle-market companies in the healthcare field, and has served as its senior managing director since its formation. Dr. Berk has also served as chairman of the board of Prolong Pharmaceuticals Inc., a drug delivery company developing improved formulations of proteins, since March 2005, and has served as its chief executive officer since November 2006. In June 1999, Dr. Berk co-founded Lumenos, Inc., a consumer-driven healthcare company, and served as its vice chairman of the board from September 1999 to April 2004. From December 2004 to March 2007, Dr. Berk served as the chairman of the board and president of KBL II. In March 2007, KBL II acquired Summer Infant (USA) Inc., a designer, marketer and distributor of branded durable juvenile health, safety and wellness products for infants and toddlers. From April 1993 to August 1994, Dr. Berk served as vice president, treasurer and a member of the board of directors of KBL I, a blank check company with an objective to acquire an operating business in the healthcare industry. In August 1994, KBL I merged with Concord Health Group, Inc., an owner, developer and operator of assisted living and long-term care facilities, and Dr. Berk remained a director of Concord until February 1996. Dr. Berk received a B.S. and a Doctorate of Optometry from Pacific University. Dr. Berk is the husband of Dr. Krauss, our chief executive officer, secretary and director.

Marlene Krauss, M.D. has been our chief executive officer, secretary and a member of our board of directors since our inception. Since November 1998, Dr. Krauss has been a managing member and president of KBL Healthcare Management. During this time, Dr. Krauss co-founded or has served on the board of directors of several of KBL Healthcare Management’s portfolio companies. Dr. Krauss has also been the chairperson of the board of Summer Infant (formerly KBL II) since March 2007 and served as its chief executive officer and secretary from its inception in December 2004 until March 2007. Dr. Krauss has also been the chief executive officer, secretary and a member of the board of directors of KBL Acquisition Corp. IV since its inception in October 2007. Since August 2007, she has also been president of the Chelsea 23rd Street Corporation, operator of the Hotel Chelsea in New York, New York. From April 1993 to August 1994, Dr. Krauss served as chairperson and chief executive officer of KBL I. In August 1994 upon KBL I’s merger with Concord Health Group, Dr. Krauss continued to serve as its vice chairperson until February 1996. In August 1991, Dr. Krauss co-founded KBL Healthcare, Inc. and has served as its chairperson and chief executive officer since its formation. In June 1999, Dr. Krauss co-founded Lumenos and has served as a member of its board of directors since its formation. From April 1993 to August 1994, Dr. Krauss served as chairperson and chief executive officer of KBL I. Following its merger with Concord, Dr. Krauss served as its vice chairperson until February 1996. Dr. Krauss also co-founded and/or led the initial financing for the following companies:

•

Candela Corporation, a Nasdaq Global Market listed developer of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions;

•

Summit Autonomous Inc., formerly a Nasdaq Global Market listed manufacturer and supplier of excimer laser systems and related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism; and

•

Cambridge Heart, Inc., an Over The Counter Bulletin Board listed company that is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease.

Dr. Krauss is also a member of the board of directors of PneumRx, Inc., a medical device company developing products for interventional pulmonology applications, of Prolong Pharmaceuticals, a drug delivery company, and of Cardiofocus, Inc., an interventional cardio vascular company treating atrial fibrillation. Dr. Krauss received a B.A. from Cornell University, an M.B.A. from Harvard Graduate School of Business Administration and an M.D. from Harvard Medical School. She trained at the Harvard affiliated hospitals, the Beth Israel Hospital and the Deaconess Hospital, as well as Mt. Sinai Hospital in New York. She completed her training as a vitreoretinal surgeon at New York Hospital in 1985 and was Clinical Instructor of Ophthalmology at New York Hospital and is a Board Certified Ophthalmologist. Dr. Krauss is the wife of Dr. Berk.

Michael Kaswan has served as our chief operating officer and a member of our board of directors since our inception. From July 1997 to November 1998, Mr. Kaswan served as a senior associate of KBL Healthcare, Inc. Mr. Kaswan has been an employee of KBL Healthcare Management Inc. since November 1998, and is currently a managing director. He has also been affiliated with all of the KBL Funds since November 1998. Mr. Kaswan has also been the chief operating officer and a member of the board of directors of KBL Acquisition Corp. IV since its inception in October 2007. In June 1999, Mr. Kaswan co-founded Lumenos. Mr. Kaswan was a member of the board of Scandius Biomedical, Inc., a privately held medical device company that designs, manufactures, and markets products for the orthopedic sports medicine market, from December 2003 until its sale to Covidien, a medical device company, in November 2007 and its chairman from December 2006 to November 2007. Mr. Kaswan was also a member of the board of directors of Remon Medical Technologies, Inc., a private company that is developing implantable biomedical sensors and communications systems, from September 2004 until its sale to Boston Scientific, Inc. in August 2007. Mr. Kaswan served as the chief operating officer and a member of the board of directors of KBL II from its inception in December 2004 until its merger with Summer Infant (USA) in March 2007. Mr. Kaswan received a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

Terence Barnett has been a member of our board of directors since April 2007. Since November 2005, Mr. Barnett has managed his personal investments. From June 1999 to November 2005, Mr. Barnett was president and chief executive officer of Novartis Corporation, the U.S. holding company of Novartis AG, one of the world’s largest pharmaceutical companies with platforms in prescription pharmaceuticals, vaccines, generic drugs and OTC products. He also acted as a consultant for Novartis from November 2005 to July 2006. From September 1996 to June 1999, Mr. Barnett was president and chief executive officer of Novartis AG, China and Hong Kong. Prior to joining Novartis, Mr. Barnett served in a variety of international senior management positions for Ciba Geigy where his responsibilities included oversight of the integration of Ciba Geigy Ltd. and Sandoz in China after the two companies merged to form Novartis AG. Mr. Barnett received a B.S. from the University of the Witwatersrand in Johannesburg, South Africa and an M.B.A. from Cranfield College of Technology in Cranfield, United Kingdom.

James Garvey has served as a member of our board of directors since April 2007. Mr. Garvey joined SV Life Sciences Advisers, LLC, or SVLS (formerly Schroder Ventures Life Sciences Advisers, Inc.), a venture capital firm, in May 1995 and currently serves as the chief executive officer and managing partner of SVLS. SVLS’ portfolio includes a variety of healthcare companies such as: Aquesys, Inc., which develops a device treatment for primary open angle glaucoma; CardioFocus, Inc., which is developing a laser ablation catheter to treat atrial fibrillation via an endoscopic transluminal approach; Achillion Pharmaceuticals, Inc., which is developing biopharmaceutical therapeutics for the treatment of anti-virals and anti-infectives; Alinea Pharmaceuticals, Inc., a developer of PTP1b inhibitor for insulin resistance; and Synarc, Inc., a central radiology service dedicated exclusively to clinical trials and their imaging, molecular markers, and patient recruitment services. Prior to joining SVLS, Mr. Garvey was managing director for the Venture Capital division of Allstate Corporation, preceded by managing Allstate’s healthcare investment activity. He has held several senior management positions in companies with multinational operations including Kendall (Tyco) and Millipore. He was also president and chief executive officer of start-ups Allegheny International Medical Technology and National Teledata. Mr. Garvey currently serves on the board of directors of Achillion Pharmaceuticals, Inc., CardioFocus, CHF Solutions, Cellutions, NeoVista and Sunrise “At Home”. Mr. Garvey received a B.S. from Northern Illinois University.

Eileen More has been a member of our board of directors since our inception. Ms. More has been serving as an advisor to several venture capital firms, including KBL Healthcare Ventures, since December 2002, specializing in the healthcare and telecommunications industries. She also served as a special advisor to KBL II from its inception in December 2004 until its merger with Summer in March 2007. From 1978 to December 2002, Ms. More served as general partner of Oak Investment Partners, a manager of venture capital funds capitalized in excess of $8 billion with investments in over 400 companies. She has served on boards of directors for numerous Oak companies including Alexion, Compaq Computer, Stratus, Genzyme, Pharmacopeia, Dyax, Octel, Network Equipment Technologies, Alkermes, Esperion, OraPharma, Osteotech and KeraVision. Prior to joining Oak Investment Partners, Ms. More held a number of financially-related positions over a ten-year period at Wright Investors’ Service, a pension management firm in Bridgeport, Connecticut. She currently serves on the Boards of Directors of Tengion Inc., Optherion, Inc. and several charitable institutions. Ms. More is the Chairman Emeritus of the Connecticut Venture Group, having served as Chairman and President. She is on the Board of the UConn Research and Development Corporation. Ms. More studied Mathematics at the University of Bridgeport and became a Chartered Financial Analyst (C.F.A.) in 1978.

Joseph Williamson has served as a member of our board of directors since our inception. Mr. Williamson has been a partner of Commerce Health Ventures, L.P., a targeted healthcare and life sciences private equity fund, since July 2003. Commerce Health Ventures’ portfolio includes a variety of healthcare companies such as: AppTec Laboratory Services, Inc., a single source provider of comprehensive GLP/GMP-compliant testing, contract research and development, and custom cGMP manufacturing services for biopharmaceuticals, medical devices, cellular therapeutics, and tissue-based products; Continuing Care Rx, an institutional pharmacy company servicing over 10,500 long-term care beds in over 100 nursing facilities and approximately 25 correctional facilities across the northeastern United States; EKR Therapeutics, a provider of prescription products and therapeutic solutions that support and improve the quality of life of cancer patients; and Habit Opco, Inc., an accredited healthcare organization in New England providing multi-disciplinary treatment services on an outpatient basis to individuals addicted to drugs. Mr. Williamson has also been a partner of Vantage Point, L.P., a developer and operator of senior housing facilities since April 2004. Mr. Williamson has also served as a member of the board of directors of KBL Acquisition Corp. IV since its inception and also served as a special advisor to KBL II from its inception in December 2004 until its merger with Summer in March 2007 and has served as an advisor to KBL Healthcare Ventures since 1998. From December 1996 to July 2003, Mr. Williamson served as chairman of the board of Brandywine Senior Care, Inc., a non-acute continuum of care company that Mr. Williamson founded. From 1992 to December 1996, Mr. Williamson served as president, chief operating officer and a member of the board of directors of Concord. Mr. Williamson received a B.S. from Villanova University, a J.D. from the Delaware Law School of Widener University and an M.B.A. from Temple University.

Special Advisors

We also have several advisors that will assist us with our search for our target business. These are as follows:

Kenneth Abramowitz has been a managing general partner and co-founder of NGN Capital, a private venture firm, since October 2003. From 2001 to July 2003, Mr. Abramowitz was a managing director of The Carlyle Group in New York focused on U.S. buyout opportunities in the healthcare industry. In July 2003, he transitioned to senior advisor at The Carlyle Group. Prior to joining Carlyle, Mr. Abramowitz worked as an analyst at Sanford C. Bernstein & Co. where he covered the medical-supply, hospital-management and HMO industries for 23 years. Mr. Abramowitz has published several notable studies on healthcare service companies, major medical mergers and cardiovascular device innovation, among others. Mr. Abramowitz currently sits on the Board of Directors of EKOS Corp., OptiScan Biomedical Corp., Power Medical Interventions, Inc., and Small Bone Innovations, LLC, each a privately held medical device company, Option Care, Inc., a provider of home infusion pharmacy services and specialty pharmacy services that files reports pursuant to the Securities Exchange Act of 1934, and Ivivi Technologies, Inc., an American Stock Exchange listed medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Mr. Abramowitz received a B.A. from Columbia University and an M.B.A. from Harvard Business School.

Steven Epstein is the founder and senior healthcare partner of the law firm of Epstein Becker & Green, P.C., founded in 1973. Epstein Becker & Green, P.C. is widely recognized as one of the country’s leading healthcare law firms. Mr. Epstein serves as a legal advisor to healthcare entities throughout the U.S. He is a director of Discovery Health (JSE: DSY), Emergency Medical Services Corp. (NYSE:EMS) and HealthExtras (NASDAQ: HLEX). He also serves as a director of many privately held healthcare companies and venture capital and private equity firms. Mr. Epstein received his B.A. from Tufts University, where he serves on the Board of Trustees and the Executive Committee, and his J.D. from Columbia Law School, where he serves as Chairman of the Law School’s Board of Visitors.

Roy Geronemus, M.D., has been the director of the Laser & Skin Surgery Center of New York since May 1993. Dr. Geronemus trained in dermatology at the New York University Medical Center, where he was the Chief Resident and subsequently underwent a fellowship training in Mohs Micrographic Surgery and Cutaneous Oncology. He is a Clinical Professor of Dermatology at the New York University Medical Center, where he has founded its laser program and served nine years as its Chief of Dermatologic and Laser Surgery. He is also the Director of the Skin/Laser Division in the Department of Plastic Surgery at the New York Eye & Ear Infirmary. He is a past president of the American Society for Laser Medicine and Surgery (ASLMS) and a past president of the American Society for Dermatologic Surgery. He received an A.B. from Harvard University.

Ellen Marram has been the president of the Barnegat Group LLC, her business advisory firm, since January 2006. From September 2000 to December 2005, she was a managing director of North Castle Partners, a private equity firm focused on investments in the healthy living and aging sector, where she currently serves as an operating advisor. Ms. Marram served as president and chief executive officer of efdex inc. from August 1999 to May 2000. She previously served as president and chief executive officer of Tropicana Beverage Group from September 1997 until November 1998, and had previously served as President of the Group, as well as executive vice president of The Seagram Company Ltd. and Joseph E. Seagram & Sons, Inc. Before joining Seagram in 1993, she served as president and chief executive officer of Nabisco Biscuit Company and senior vice president of the Nabisco Foods Group from June 1988 until April 1993. Ms. Marram is a member of the board of directors of Ford Motor Company,

The New York Times Company, and Eli Lilly and Company, as well as several private companies. She is a member of the Health Executives Leadership Network and serves on a number of non-profit boards including The New York & Presbyterian Hospital, Lincoln Center Theater, Families and Work Institute and Citymeals-on-Wheels. She has served as a Trustee of The Conference Board and the Board of Associates of Harvard Business School. She is a graduate of Wellesley College and earned an M.B.A. from Harvard Business School, and has received Alumni Achievement Awards from both institutions.

Kevin McGovern has served as Chairman and Chief Executive Officer of McGovern Capital LLC, an entity that provides intellectual property rights strategy and originates, structures, and implements capital formation, joint ventures, and business alliances, since April 2000. Mr. McGovern has also served as the chairman of Greenwich Alliances, Ltd., an entity that specializes in the formulation and negotiation of strategic alliances, since January 1997. He has been the owner and managing partner of the law firm McGovern & Associates located in New York, New York since January 1983. The firm specializes in corporate law, with an emphasis on emerging businesses, merger and acquisitions, venture capital, patent enforcement, and research and development financings. Mr. McGovern is a founder and/or key shareholder in over 20 companies, and five of the companies he co-founded or in which he is a key participant—all based on proprietary technologies—are currently leaders in their respective industry’s product categories. These companies include SOBE Beverages (nutraceutical leader sold to Pepsi); TriStrata, the worldwide owner of all Intellectual Property to Alpha Hydroxy Acids comprising the single most successful technology in skin care history and KX Industries, the world leader in consumer carbon, water and air filters. He has also served as the Co-Chairman of Angstrom Publishing which publishes with Forbes worldwide “The Forbes/Wolfe Nanotech Report” since 2002. Mr. McGovern has served on Cornell University’s Board of Trustees since July 2001 and has served as Co-Chairman of the Technology/IP Committee since July 2006. He also currently teaches at the Cornell/Johnson graduate business school, a course entitled “Global Innovation and Commercialization”. Mr McGovern received his A.B. from Cornell University in 1970 and his JD in 1975 St. John’s University School of Law.

Eric Rose, M.D., has served as chairman of the board of SIGA since January 2007 and has served as its chief executive officer since March 2007 after taking a leave from his position as Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital, a position he has held since August 1994. Dr. Rose has served as a director of SIGA since April 19, 2001 and served as Interim Chief Executive Officer of SIGA from April 19, 2001 until June 22, 2001. Dr. Rose is a past President of the International Society for Heart and Lung Transplantation. Dr. Rose was recently appointed as Morris & Rose Milstein Professor of Surgery at Columbia University’s College of Physicians and Surgeons’ Department of Surgery. Dr. Rose is a director of Nephros, Inc., PharmaCore, Inc., TransTech Pharma, Inc. and Keryx Biopharmaceuticals, Inc. Dr. Rose also holds a position of Executive Vice President—Life Sciences at MacAndrews & Forbes Holdings Inc., a SIGA shareholder, and is a former director of Nexell Therapeutics Inc. (f/k/a VimRx). Dr. Rose is a graduate of both Columbia College and Columbia University College of Physicians & Surgeons.

Myron Weisfeldt, M.D., has been the William Osler Professor of Medicine and Director of the Department of Medicine at the Johns Hopkins University School of Medicine as well as the Physician-in-Chief of Johns Hopkins Hospital since October 2001. Prior to assuming these positions, Dr. Weisfeldt was the chairman of the Department of Medicine and director of the Medical Service at the Columbia Presbyterian Medical Center in New York City. From 1975 to 1991, he was director of the Cardiology Division at Johns Hopkins University School of Medicine. Dr. Weisfeldt received a B.S. and M.D. form Johns Hopkins University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In July 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to KBL Healthcare Acquisition Corp. III, 380 Lexington Avenue, 31st Floor, New York, New York 10168.

Corporate Governance

Nominating Committee

Effective July 2007, we established a nominating committee of the board of directors, which consists of Terence Barnett, as chairman, and Joseph Williamson, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective July 2007, we established an audit committee of the board of directors, which consists of Eileen More, as chairman, James Garvey and Joseph Williamson, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•

reviewing disclosures made to the audit committee by our principal executive officer and principal financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•

reviewing and approving all related-party transactions including analyzing the shareholder base of each target business so as to ensure that we do not consummate a business combination with an entity that is affiliated with our officers, directors or initial stockholders;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Eileen More satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on July 25, 2007, we began paying KBL Healthcare Management, Inc., an affiliate of Drs. Berk, Krauss and Mr. Kaswan, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Drs. Berk, Krauss and Mr. Kaswan compensation in lieu of a salary. Other than such payments, no compensation of any kind, including finders, consulting or other similar fees, have been or will be paid to any of our existing stockholders, including our officers or directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within the healthcare industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in the healthcare industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components – salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the healthcare industry through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Zachary Berk	2,071,714	(2)(3)(4)	9.9%
Marlene Krauss	2,071,714	(2)(3)(4)	9.9%
Michael Kaswan	1,035,856	(3)(5)	4.9%
Terence Barnett	38,572	(6)	*
James Garvey(7)	30,000		*
Eileen More	98,572	(8)	*
Joseph Williamson	64,285	(9)	*
Eli Berk(10)	225,000	(11)	1.2%
HBK Investments L.P.(12)	2,015,600	(13)	9.6%
Polaris Securities Inc.(14)	2,034,600	(15)	9.7%
QVT Financial LP(16)	1,759,605	(17)	8.4%
Andrew M. Weiss, Ph.D.(18)	1,130,900	(19)	5.4%
All directors and executive officers as a group (seven individuals)	3,338,998	(20)	15.9%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 380 Lexington Avenue, 31st Floor, New York, New York 10168.
(2)	Includes 60,000 shares of common stock held by each of the Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998, The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998 and the Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998, trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children. The trustee of these trusts is Mel Miller.

(3)	Does not include 300,000 shares of common stock issuable upon exercise of private placement warrants held by each of Zachary Berk, Marlene Krauss, and Michael Kaswan, none of which are currently exercisable and will not become exercisable within 60 days.
(4)	Dr. Krauss’ shares include those owned by Dr. Berk, her husband, and Dr. Berk’s shares include those owned by Dr. Krauss, his wife. Does not include (i) 75,000 shares of common stock each may receive in the event that Eli Berk’s shares do not vest as described below in footnote 10 and (ii) 6,000 shares of common stock each may receive in the event shares held by Sandra Santos do not vest pursuant to restrictions similar to the restrictions on Eli Berk’s shares.
(5)	Does not include 75,000 shares of common stock he may receive in the event that Eli Berk’s shares do not vest as described in footnote 10.
(6)	Does not include 60,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not be exercisable for 60 days.
(7)	These shares are held by SV Life Sciences Advisers, LLC. Mr. Garvey is the chairman of the board of this entity. Mr. Garvey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in the shares.
(8)	Does not include 400,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.
(9)	Does not include 200,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.
(10)	Eli Berk, the son of Zachary Berk and stepson of Marlene Krauss, is an adult and does not reside in their household.
(11)

Of these shares,  1/3 shall vest in full upon consummation of this offering,  1/3 shall vest upon consummation of a business combination and  1/3 shall vest after 36 months from the consummation of this offering, provided Mr. Berk is still an employee of KBL Healthcare Management Inc. If Mr. Berk is no longer employed by KBL Healthcare Management Inc. at such times, shares unvested shall revert to each of Drs. Berk and Krauss and Mr. Kaswan.

(12)	The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from an Amendment to a Schedule 13G filed with the SEC on February 7, 2008.
(13)	Does not include 1,019,000 shares of common stock issuable exercise of warrants that are not exercisable and will not become exercisable within 60 days.
(14)	The business address of Polar Securities Inc. is 372 Bay Street, 21st floor, Toronto, Ontario M%H 2W9.
(15)	Includes 742,800 shares held by North Pole Capital Master Fund (“North Pole”). Polar Securities Inc. serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over these shares. The foregoing information was derived from an Amendment to a Schedule 13G filed with the SEC on February 14, 2008.

(16)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(17)	Represents (i) 1,429,583 shares of common stock owned by QVT Fund LP, (ii) 432,511 shares of common stock owned by Quintessence Fund L.P. and (iii) 424,732 shares held by Deutsche Bank AG. QVT Financial LP is the investment manager of each of these funds. The foregoing information was derived from an Amendment to a Schedule 13G filed with the SEC on February 1, 2008.
(18)	The business address of Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.
(19)	Includes (i) 802,939 shares of common stock held by Weiss Asset Management and (ii) 327,961 shares held by Weiss Capital, LLC. Dr. Weiss is the managing member of Weiss Asset Management and Weiss Capital, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on January 28, 2008.
(20)	Does not include 1,550,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.

All of the Founder Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until six months after the consummation of a business combination, except in certain circumstances.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except in certain situations, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our IPO.

Zachary Berk, Marlene Krauss and Michael Kaswan may be deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective January 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on July 19, 2007), we sold the following the shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Zachary Berk(1)	945,857

Marlene Krauss(1)	945,857
Michael Kaswan	1,035,856
Eli Berk(2)	225,000
Eileen More	98,572
Joseph Williamson	64,285
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Terence Barnett	38,572
Kenneth Abramowitz	37,715
SV Life Sciences Advisers, LLC(4)	30,000
Steven Epstein	29,143
Kevin McGovern	29,143
Eric Rose	29,143
Ellen Marram	24,857
Roy Geronemus	12,000
Myron Weisfeldt	12,000
Sandra Santos	12,000

(1)	Zachary Berk and Marlene Krauss are husband and wife.
(2)	Eli Berk is the son of Zachary Berk and stepson of Marlene Krauss.
(3)	These are trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children.
(4)	James Garvey is the chairman of the board of SV Life Sciences Advisers, LLC

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement dated July 19, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and Citigroup Global Markets Inc. pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by July 19, 2009, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•

each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•

each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm that is a member of the reasonably acceptable to Citigroup Global Markets Inc. that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Simultaneously with our IPO, our officers, directors and certain of our special advisors purchased 2,075,000 sponsors’ warrants (for a total purchase price of $2,075,000 million) from us. The sponsors’ warrants are identical to the warrants underlying the units sold in the IPO except that the warrants will not be transferable or salable by the purchasers (except in certain limited circumstances such as to relatives and trusts for estate planning purposes, providing the transferee agrees to be bound by the transfer restrictions) until we complete a business combination and if we call the warrants for redemption, the sponsors warrants will not be redeemable so long as such warrants are held by the purchasers or their affiliates, including any permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing July 2007, KBL Healthcare Management, an affiliate of Drs. Berk and Krauss and Mr. Kaswan, has made available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay KBL Healthcare Management $10,000 per month for these services.

Prior to our IPO, Marlene Krauss advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid out of proceeds of our IPO in July 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

No compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Terence Barnett, James Garvey, Eileen More and Joseph Williamson are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

As previously disclosed in our January 9, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey &Pullen (“M&P”). As a result, GGK resigned as auditors of the Company effective January 9, 2008, and M&P was appointed as our independent registered public accounting firm in connection with the Company’s annual financial statements for the fiscal year ended December 31, 2007. The following table represents the aggregate fees billed or expected to be billed for services rendered by M&P and GGK for the fiscal year ended December 31, 2007:

Audit Fees - M&P	$25,000
Audit Fees - GGK	$46,626
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total Fees	$71,626

Audit Fees

M&P audit fees consist of fees for the audit of our year end financial statements. GGK audit fees consist of the review of the interim financial statements as of September 30, 2007 included in our quarterly report on Form 10-Q and services rendered in connection with our registration statements, including related audits and proxy filings.

Audit-Related Fees

We did not incur audit-related fees with M&P for the fiscal year ended December 31, 2007.

Tax Fees

We did not incur tax-related fees with M&P for the fiscal year ended December 31, 2007.

All Other Fees

We did not incur any fees with M&P during the fiscal year ended December 31, 2007 other than those described above.

Audit Committee Approval

Since our audit committee was not formed until July 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Zachary Berk. (1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Marlene Krauss, M.D. (1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Michael Kaswan (1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eileen More (1)

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Joseph Williamson. (1)

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Sandra Santos. (1)

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Kenneth Abramovitz. (1)

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Roy Geroneums (1)

10.9	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ellen Marram (1)

10.10	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eric Rose (1)

10.11	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Myron Weisfeldt (1)

10.12	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Eli Berk (1)

10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.15	Form of Letter Agreement between KBL Healthcare Management, Inc. and Registrant regarding administrative support. (1)

10.16	Form of Promissory Note issued to Marlene Krauss. (1)

10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.18	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Zachary Berk, O.D., Marlene Krauss, M.D., Michael Kaswan, Eileen More, Joseph Williamson, Terence Barnett, Kenneth Abramowitz, Steven Epstein, Ellen Marram, Kevin McGovern and Eric Rose. (1)

10.19	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Steven Epstein. (1)

10.20	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and James Garvey. (1)

10.21	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Terence Barnett. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-141342).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2008.

KBL HEALTHCARE ACQUISITION CORP. III

By:	/s/ Marlene Krauss
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Zachary Berk	Chairman of the Board	March 25, 2008
Dr. Zachary Berk

/s/ Marlene Krauss	Chief Executive Officer, Secretary	March 25, 2008
Marlene Krauss, M.D.	and Director (Principal Executive Officer)

/s/ Michael Kaswan	Chief Operating Officer	March 25, 2008
Michael Kaswan	(Principal Financial and Accounting Officer)

/s/ Eileen More	Director	March 25, 2008
Eileen More

/s/ Joseph Williamson	Director	March 25, 2008
Joseph Williamson

/s/ Terence Barnett	Director	March 25, 2008
Terence Barnett

/s/ James Garvey	Director	March 25, 2008
James Garvey

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KBL Healthcare Acquisition Corp. III

We have audited the accompanying balance sheet of KBL Healthcare Acquisition Corp. III (a corporation in the development stage) as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the period from January 9, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBL Healthcare Acquisition Corp. III as of December 31, 2007, and the results of its operations and its cash flows for the period from January 9, 2007 (inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
New York, New York
March 19, 2008

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Balance Sheet

As of December 31, 2007
ASSETS
Current Assets
Cash	$118,868
Investments held in trust	135,226,616
Prepaid expenses	141,359

Total Current Assets	135,486,843
Computer equipment, (net of accumulated depreciation of $298)	4,452

Total assets	$135,491,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,723
Capital and income tax payable	252,240
Deferred underwriting fees	4,140,000

Total liabilities	4,417,963

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding	—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100
Additional paid-in capital	90,891,800
Earnings accumulated during the development stage	1,242,440

Total stockholders’ equity	92,136,340

Total liabilities and stockholders’ equity	$135,491,295

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Income

For the period January 9, 2007 (inception) to December 31, 2007
Income:
Interest and dividends	$2,048,440

Total Income:	2,048,440

Expenses:
Professional fees	186,532
Franchise and capital taxes	80,717
Administrative fees	53,871
Dues and subscriptions	18,686
Insurance	31,468
Other operating expenses	108,203

Total expenses	479,477

Income before provision for income taxes	1,568,963
Provision for income taxes	326,523

Net income	$1,242,440

Net income per share basic and diluted	$0.11

Weighted average shares outstanding basic and diluted	11,502,809

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to December 31, 2007

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000
Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892
Private placement warrants (2,075,000 units)			2,075,000		2,075,000
Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)
Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Cash Flows

For the period January 9, 2007 (inception) to December 31, 2007
Cash flow from operating activities
Net income	$1,242,440
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash held in trust account	(2,046,866)
Depreciation	298
Changes in operating assets/liabilities:
(Increase) in prepaid expenses	(141,359)
Increase in accrued expenses	25,723
Increase in capital and income tax payable	252,240

Net cash used in operating activities	(667,524)

Cash flows from Investing Activities
Purchases of equipment	(4,750)
Cash held in trust	(133,930,000)
Disbursements from cash held in trust	750,250

Net cash used in investing activities	(133,184,500)

Cash flows from financing activities
Gross proceeds from public offering	138,000,000
Proceeds from sale of shares of common stock	25,000
Proceeds from note payable, stockholder	100,000
Payment of note payable, stockholder	(100,000)
Proceeds from private placement warrants	2,075,000
Payment of offering costs	(6,129,108)

Net cash provided by financing activities	133,970,892

Net increase in cash	118,868
Cash at beginning of the period	—

Cash at the end of the period	$118,868

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$4,140,000

Supplemental schedule of cash flow information:
Cash paid during the year for income taxes	$155,000

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

1.	Organization, Business Operations And Significant Accounting Policies

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective July 19, 2007. The Company consummated the Offering on July 25, 2007 and received net proceeds of approximately $127,731,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare or healthcare-related industries (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $133,930,000, including $4,140,000 of deferred underwriting discounts and commissions and the $2,075,000 proceeds of the Private Placement Warrants described in Note 2 is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,900,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and tax obligations.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (including interest, but less amounts reserved or released to us for working capital and net of taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount held in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Notes to Financial Statement

purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments – The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at December 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Deferred Income Taxes – Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

New Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”),” which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 upon its inception. Since the Company is a development stage company that began operations on January 9, 2007, there have been no audits of filed tax returns as of this time. The adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements”( “SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

2.	Initial Public Offering

On July 25, 2007, the Company sold 17,250,000 Units (including 2,250,000 units to cover over-allotments) in the Offering. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination and July 19, 2008 and expiring July 18, 2011. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

3.	Private Placement	Certain of the Company’s officers, directors and special advisors purchased a total of 2,075,000 Warrants (“Private Placement Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from the Company. The purchase price of the Warrants was in excess of their fair share. These purchases took place simultaneously with the Offering. All of the proceeds received from these purchases have been placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units in the Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants may be exercisable on a “cashless basis,” at the holder’s option, so long as such securities are held by such purchaser or their affiliates.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

Furthermore, the purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

4.	Investments Held in Trust	Reconciliation of investments held in trust as of December 31, 2007 is as follows:

Contribution to trust	$133,930,000
Interest income received	2,046,866
Withdrawals to fund operations (a)	(595,250)
Withdrawals to fund estimated taxes	(155,000)

Total investments held in trust	$135,226,616

(a) amount is limited to $1,900,000

5.	Note Payable, Stockholder	The Company issued an unsecured promissory note in an aggregate principal amount of $100,000 to one of the Initial Stockholders on January 5, 2007. The note was non-interest bearing and was paid following the consummation of the Offering from the net proceeds of such offering.

6.	Income Taxes	The components of the provision for income taxes are as follows:

For the period January 9, 2007 (inception) to December 31, 2007
Current:
Federal	$—
State and local	326,523

Total provision for income taxes	$326,523

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

For the period January 9, 2007 (inception) to December 31, 2007
Federal net operating loss	27,000
Expenses deferred for income tax purposes	181,000

Deferred tax asset	$208,000
Full valuation allowance	(208,000)

Total deferred tax asset	$—

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The Company’s effective tax rate differs from the effective Federal tax rate of 34% principally due to the following:

Federal statutory rate	34%
State and local tax, net of Federal tax benefit	17.8%
Permanent difference-Federal tax free interest	(44.4)%
Valuation allowance	13.4%

20.8%

7.	Commitments	The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the period from January 9, 2007 (inception) to December 31, 2007 includes $53,871 of expense related to this agreement.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

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

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007 to perform services through the later of July 20, 2009 if the Company has not announced an acquisition candidate within the initial 18 month period or January 20, 2008 if the Company has signed a letter of intent with a proposed acquisition candidate within the initial 18 month period. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company. Included in professional fees in the accompanying statement of income is $160,000 related to these agreements.

8.	Preferred Stock

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

9.	Common Stock	Effective July 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares have been retroactively restated to reflect this transaction.