Form 10-Q
period 2008-03-31
KBL Healthcare Acquisition Corp III
filed 2008-05-14
CIK 1388356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 14, 2008, 21,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Balance Sheets

	As of March 31, 2008 (unaudited)	As of December 31, 2007
ASSETS
Current Assets
Cash	$38,152	$118,868
Investments held in trust	135,560,041	135,226,616
Prepaid expenses	117,168	141,359
Prepaid taxes	33,978	—

Total Current Assets	135,749,339	135,486,843
Computer equipment, (net of accumulated depreciation of $566 and $298, respectively)	5,089	4,452

Total assets	$135,754,428	$135,491,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$45,108	$25,723
Capital and income tax payable	—	252,240
Deferred trust interest	157,535	—
Deferred underwriting fees	4,140,000	4,140,000

Total liabilities	4,342,643	4,417,963

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992	38,936,992

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding		—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100	2,100
Additional paid-in capital	90,891,800	90,891,800
Earnings accumulated during the development stage	1,580,893	1,242,440

Total stockholders’ equity	92,474,793	92,136,340

Total liabilities and stockholders’ equity	$135,754,428	$135,491,295

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2008	For the period January 9, 2007 (inception) to March 31, 2007	For the period January 9, 2007 (inception) to March 31, 2008
Income:
Interest	$817,269	—	$2,865,709

Total Income:	817,269	—	2,865,709

Expenses:
Professional fees	141,656	2,951	328,188
Franchise and capital taxes	20,625	—	101,342
Administrative fees	30,000	—	83,871
Dues and subscriptions	7,219	—	25,905
Insurance	17,500	—	48,968
Other operating expenses	127,942	738	236,145

Total expenses	344,942	3,689	824,419

Income (loss) before provision for income taxes	472,327	(3,689)	2,041,290

Provision for income taxes	133,874	—	460,397

Net income (loss)	$338,453	(3,689)	$1,580,893

Net income (loss) per share basic and diluted	$0.02	(0.00)	$0.12

Weighted average shares outstanding basic and diluted	21,000,000	3,750,000	13,436,242

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to March 31, 2008

	Common Stock		Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000
Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892
Private placement warrants (2,075,000 units)			2,075,000		2,075,000
Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)
Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

Unaudited:
Net income for the period	—	—	—	338,453	338,453

Balance at March 31, 2008	21,000,000	$2,100	$90,891,800	$1,580,893	$92,474,793

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

	For the three months ended March 31, 2008	For the period January 9, 2007 (inception) to March 31, 2007	For the period January 9, 2007 (inception) to March 31, 2008
Cash flow from operating activities
Net income (loss)	$338,453	$(3,689)	$1,580,893
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust account	(974,425)	—	(3,021,291)
Depreciation	268	—	566
Changes in operating assets/liabilities:
Decrease/(Increase) in prepaid expenses	24,191	—	(117,168)
Increase in prepaid taxes	(33,978)	—	(33,978)
Increase in accrued expenses	19,385	3,689	45,108
Decrease in capital and income tax payable	(252,240)	—	—
Increase in deferred trust interest	157,535	—	157,535

Net cash used in operating activities	(720,811)	—	(1,388,335)

Cash flows from Investing Activities
Purchases of equipment	(905)	—	(5,655)
Investments held in trust	—	—	(133,930,000)
Disbursements from investments held in trust	641,000	—	1,391,250

Net cash provided by (used in) investing activities	640,095	—	(132,544,405)

Cash flows from financing activities
Gross proceeds from public offering	—	—	138,000,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from note payable, stockholder	—	100,000	100,000
Payment of note payable, stockholder	—	—	(100,000)
Proceeds from private placement warrants	—	—	2,075,000
Payment of offering costs	—	(53,268)	(6,129,108)

Net cash provided by financing activities	—	71,732	133,970,892

Net (decrease) increase in cash	(80,716)	71,732	38,152
Cash at beginning of the period	118,868	—	—

Cash at the end of the period	$38,152	$71,732	$38,152

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	—	—	$4,140,000

Accrual of deferred offering cost	—	$13,000	—

Supplemental schedule of cash flow information:
Cash paid during the year for income taxes	$360,000	—	$515,000

See notes to unaudited condensed financial statements.

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

The condensed financial statements at March 31, 2008 and for the periods ended March 31, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three months ended March 31, 2008, for the period January 9, 2007 (inception) to March 31, 2007 and for the period from January 9, 2007 (inception) to March 31, 2008, and its cash flows and changes in stockholders’ equity for the period from January 9, 2007 (inception) to March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 25, 2008. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

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

Contribution to trust	$133,930,000
Interest income received	3,021,291
Withdrawals to fund operations (a)	(795,250)
Withdrawals to fund estimated taxes	(596,000)

Total investments held in trust	$135,560,041

(a) amount is limited to $1,900,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount placed in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for income tax obligations and working capital requirements, has been classified as deferred interest in the accompanying condensed balance sheets. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

Net Income (Loss) Per Share – Net income per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The effect of the 17,250,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

New Accounting Pronouncements— In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142 (R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the three months ended March 31, 2008 and the period from January 9, 2007 (inception) to March 31, 2008 includes $30,000 and $83,871, respectively, of expense related to this agreement.

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

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007. The August 1, 2007 agreement is terminable by either party upon 60 days prior written notice. The August 29, 2007 agreement expires by its terms on July 20, 2009, although it is terminable by either party upon 30 days prior written notice. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company provided such Business Combination is completed within a certain number of days from the termination of the agreements. Included in professional fees in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2008 and for the period January 9, 2007 (inception) to March 31, 2008, is $101,250 and $261,250 related to these agreements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

5.	Preferred Stock

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

6.	Common Stock	Effective July 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares have been retroactively restated to reflect this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

For the three months ended March 31, 2008, we had a net income of $338,453 derived from interest income of $817,269 offset by $17,500 for officer liability insurance, $141,656 for professional fees, $125,350 for travel and other expenses, $20,625 in Delaware franchise taxes, $133,874 in New York State and City income taxes, $2,592 for transfer agent and trustee fees, $30,000 in administrative fees and $7,219 for dues and subscriptions.

For the period from January 9, 2007 (inception) to March 31, 2007, we had a net loss of $3,689 attributable to organization and formation expenses.

For the period from January 9, 2007 (inception) to March 31, 2008, we had a net income of $1,580,893 derived from interest income of $2,865,709 offset by $48,968 for officer liability insurance, $328,188 for professional fees, $220,253 for travel and other expenses, $101,342 in Delaware franchise taxes, $460,397 in New York State and City income taxes, $15,892 for transfer agent and trustee fees, $83,871 in administrative fees and $25,905 for dues and subscriptions.

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

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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
Dated: May 14, 2008
/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer (Principal Executive Officer)

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer (Principal Accounting and Financial Officer)