Form 10-Q
period 2008-06-30
KBL Healthcare Acquisition Corp III
filed 2008-08-13
CIK 1388356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 13, 2008, 21,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Balance Sheet

	As of June 30, 2008 (unaudited)	As of December 31, 2007
ASSETS
Current Assets
Cash	$195,827	$118,868
Investments held in trust	135,806,163	135,226,616
Prepaid expenses	92,976	141,359

Total Current Assets	136,094,966	135,486,843

Computer equipment, (net of accumulated depreciation of $849 and $298, respectively)	4,806	4,452
Deferred tax asset	59,445	—

Total assets	$136,159,217	$135,491,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,099	$25,723
Capital and income tax payable	87,043	252,240
Deferred trust interest	340,072	—
Deferred underwriting fees	4,140,000	4,140,000

Total liabilities	4,717,214	4,417,963

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992	38,936,992

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding		—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100	2,100
Additional paid-in capital	90,891,800	90,891,800
Earnings accumulated during the development stage	1,611,111	1,242,440

Total stockholders’ equity	92,505,011	92,136,340

Total liabilities and stockholders’ equity	$136,159,217	$135,491,295

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Statements of Operations

	For the three months ended June 30, 2008 (unaudited)	For the three months ended June 30, 2007 (unaudited)	For the six months ended June 30, 2008 (unaudited)	For the period January 9, 2007 (inception) to June 30, 2007	For the period January 9, 2007 (inception) to June 30, 2008 (unaudited)
Income:
Interest	$496,338	$144	$1,313,607	$144	$3,362,047

Total Income:	496,338	144	1,313,607	144	3,362,047

Expenses:
Professional fees	210,846	1,000	352,502	3,951	539,034
Franchise and capital taxes	20,708	—	41,333	—	122,050
Administrative fees	30,000	—	60,000	—	113,871
Dues and subscriptions	6,691	—	13,910	—	32,596
Insurance	17,500	—	35,000	—	66,468
Other operating expenses	107,230	691	235,172	1,429	343,375

Total expenses	392,975	1,691	737,917	5,380	1,217,394

Income (loss) before provision for income taxes	103,363	(1,547)	575,690	(5,236)	2,144,653

Provision for income taxes	73,145	—	207,019	—	533,542

Net income (loss)	$30,218	$(1,547)	$368,671	$(5,236)	$1,611,111

Net income (loss) per share basic and diluted	$0.00	$(0.00)	$0.02	$(0.00)	$0.11

Weighted average shares outstanding basic and diluted	21,000,000	3,750,000	21,000,000	3,750,000	14,715,613

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to June 30, 2008

	Common Stock		Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000
Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892
Private placement warrants (2,075,000 units)			2,075,000		2,075,000
Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)
Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

Unaudited:
Net income for the period	—	—	—	368,671	368,671

Balance at June 30, 2008	21,000,000	$2,100	$90,891,800	$1,611,111	$92,505,011

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Statement of Cash Flows

	For the six months ended June 30, 2008 (unaudited)	For the period January 9, 2007 (inception) to June 30, 2007	For the period January 9, 2007 (inception) to June 30, 2008 (unaudited)
Cash flow from operating activities
Net income (loss)	$368,671	$(5,236)	$1,611,111
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust account	(1,653,074)	—	(3,699,940)
Depreciation	551	—	849
Deferred tax benefit	(59,445)	—	(59,445)
Changes in operating assets/liabilities:
Decrease/(Increase) in prepaid expenses	48,383	—	(92,976)
Increase in accrued expenses	124,376	5,380	150,099
(Decrease) increase in capital and income tax payable	(165,197)	—	87,043
Increase in deferred trust interest	340,072	—	340,072

Net cash (used in) provided by operating activities	(995,663)	144	(1,663,187)

Cash flows from Investing Activities
Purchases of equipment	(905)	—	(5,655)
Investments held in trust	—	—	(133,930,000)
Disbursements from investments held in trust	1,073,527	—	1,823,777

Net cash provided by (used in) investing activities	1,072,622	—	(132,111,878)

Cash flows from financing activities
Gross proceeds from public offering	—	—	138,000,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from note payable, stockholder	—	100,000	100,000
Payment of note payable, stockholder	—	—	(100,000)
Proceeds from private placement warrants	—	—	2,075,000
Payment of offering costs	—	(58,268)	(6,129,108)

Net cash provided by financing activities	—	66,732	133,970,892

Net increase in cash	76,959	66,876	195,827
Cash at beginning of the period	118,868	—	—

Cash at the end of the period	$195,827	$66,876	$195,827

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	—	—	$4,140,000

Accrual of deferred offering cost	—	$18,391	—

Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$360,000	—	$515,000

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

The condensed financial statements at June 30, 2008 and for the periods ended June 30, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and for the period from January 9, 2007 (inception) through June 30, 2008, and its cash flows and changes in stockholder’s equity for the six months ended June 30, 2008 and for the period from January 9, 2007 (inception) through June 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2008 and the statement of operations and cash flows for the period January 9, 2007 (inception) to June 30, 2007 included in the Company’s Prospectus on Form 424B4 filed with the SEC on July 23, 2007. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 and the statement of operations and cash flows for the period January 9, 2007 (inception) to June 30, 2007 have been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 and June 30, 2007 audited financial statements.

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

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

Contribution to trust	$133,930,000
Interest income received	3,699,940
Withdrawals to fund operations (a)	(1,195,250)
Withdrawals to fund estimated taxes	(628,527)

Total investments held in trust	$135,806,163

(a) amount is limited to $1,900,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount held in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying condensed balance sheets and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for income tax obligations and working capital purposes has been recorded as deferred interest on the accompanying June 30, 2008 balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Net Income (Loss) Per Share – Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The effect of the 17,250,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141 (R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the six months ended June 30, 2008 and the period from January 9, 2007 (inception) to June 30, 2008 includes $60,000 and $113,871, respectively of expense related to this agreement.

Pursuant to letter agreements which the Initial Stockholders entered into with the Company and the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007. The agreements are terminable by either party upon 60 and 30 days prior written notice, respectively. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company provided such Business Combination is completed within a certain number of days from the termination of the agreements. Included in professional fees in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2008 and for the period January 9, 2007 (inception) to June 30, 2008, is $202,500 and $362,500 related to these agreements.

The Company has engaged with several third-party independent contractors to assist in finding a potential target business to acquire. The Company has generally agreed to pay such entities a fee between 0.5% and 1.5% of the total value of the transaction for any target business referred by such third parties that is ultimately acquired by the Company. There is no obligation to pay such entities any fee unless the Company acquires a target business referred by such entity.

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

Results of Operations

For the three months ended June 30, 2008, we had a net income of $30,218 derived from interest income of $496,338 offset by $17,500 for officer liability insurance, $210,846 for professional fees, $101,286 for travel and other expenses, $20,708 in Delaware franchise taxes, $73,145 in New York State and City income taxes, $5,944 for transfer agent and trustee fees, $30,000 in administrative fees and $6,691 for dues and subscriptions.

For the three months ended June 30, 2007, we had a net loss of $1,547 derived from interest income of $144 offset by $1,000 for professional fees and $691 for other expenses.

For the six months ended June 30, 2008, we had a net income of $368,671 derived from interest income of $1,313,607 offset by $35,000 for officer liability insurance, $352,502 for professional fees, $226,636 for travel and other expenses, $41,333 in Delaware franchise taxes, $207,019 in New York State and City income taxes, $8,536 for transfer agent and trustee fees, $60,000 in administrative fees and $13,910 for dues and subscriptions.

For the period from January 9, 2007 (inception) to June 30, 2007, we had a net loss of $5,236 derived from interest income of $144 offset by $3,951 for professional fees and $1,429 for other expenses.

For the period from January 9, 2007 (inception) to June 30, 2008, we had a net income of $1,611,111 derived from interest income of $3,362,047 offset by $66,468 for officer liability insurance, $539,034 for professional fees, $321,538 for travel and other expenses, $122,050 in Delaware franchise taxes, $533,542 in New York State and City income taxes, $21,837 for transfer agent and trustee fees, $113,871 in administrative fees and $32,596 for dues and subscriptions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 13, 2008

/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer
(Principal Accounting and Financial Officer)