Form 10-Q
period 2008-09-30
KBL Healthcare Acquisition Corp III
filed 2008-11-13
CIK 1388356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, 21,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Condensed Balance Sheet

	As of September 30, 2008 (unaudited)	As of December 31, 2007
ASSETS
Current Assets
Cash	$119,650	$118,868
Investments held in trust	135,855,612	135,226,616
Prepaid expenses	70,105	141,359
Prepaid taxes	75,504	—

Total Current Assets	136,120,871	135,486,843

Computer equipment, (net of accumulated depreciation of $1,131 and $298, respectively)	4,524	4,452
Deferred tax asset	81,370	—

Total assets	$136,206,765	$135,491,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$331,673	$25,723
Capital and income tax payable	—	252,240
Deferred trust interest	465,501	—
Deferred underwriting fees	4,140,000	4,140,000

Total liabilities	4,937,174	4,417,963

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992	38,936,992

Commitments
Stockholders’ equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100	2,100
Additional paid-in capital	90,891,800	90,891,800
Earnings accumulated during the development stage	1,438,699	1,242,440

Total stockholders’ equity	92,332,599	92,136,340

Total liabilities and stockholders’ equity	$136,206,765	$135,491,295

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period January 9, 2007 (inception) to September 30, 2007	For the period January 9, 2007 (inception) to September 30, 2008
Income:
Interest	$384,811	$912,692	$1,698,418	$912,836	$3,746,858

Total Income:	384,811	912,692	1,698,418	912,836	3,746,858

Expenses:
Professional fees	393,013	71,940	745,515	75,891	932,047
Franchise and capital taxes	92,043	20,500	133,376	20,500	214,093
Administrative fees	30,000	23,871	90,000	23,871	143,871
Dues and subscriptions	7,655	9,256	21,565	9,256	40,251
Insurance	17,500	13,968	52,500	13,968	83,968
Other operating expenses	33,128	59,912	268,300	61,341	376,503

Total expenses	573,339	199,447	1,311,256	204,827	1,790,733

(Loss) income before (benefit) provision for income taxes	(188,528)	713,245	387,162	708,009	1,956,125

(Benefit) provision for income taxes	(16,116)	149,258	190,903	149,258	517,426

Net (loss) income	$(172,412)	$563,987	$196,259	$558,751	$1,438,699

Net (loss) income per share basic and diluted	$(0.01)	$0.03	$0.01	$0.07	$0.09

Weighted average shares outstanding basic and diluted	21,000,000	16,640,110	21,000,000	8,193,182	15,633,333

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to September 30, 2008

	Common Stock		Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000
Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892
Private placement warrants (2,075,000 units)			2,075,000		2,075,000
Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)
Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

Unaudited:
Net income for the period	—	—	—	196,259	196,259

Balance at September 30, 2008	21,000,000	$2,100	$90,891,800	$1,438,699	$92,332,599

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

	For the nine months ended September 30, 2008	For the period January 9, 2007 (inception) to September 30, 2007	For the period January 9, 2007 (inception) to September 30, 2008
Cash flow from operating activities
Net income	$196,259	$558,751	$1,438,699
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(2,163,118)	(912,114)	(4,209,984)
Depreciation	833	61	1,131
Deferred tax benefit	(81,370)	—	(81,370)
Changes in operating assets/liabilities:
Decrease (increase) in prepaid expenses	71,254	(167,964)	(70,105)
Increase in prepaid taxes	(75,504)	—	(75,504)
Increase in accrued expenses	305,950	53,001	331,673
(Decrease) increase in capital and income tax payable	(252,240)	169,758	—
Increase in deferred trust interest	465,501	—	465,501

Net cash used in operating activities	(1,532,435)	(298,507)	(2,199,959)

Cash flows from Investing Activities
Purchases of equipment	(905)	(4,750)	(5,655)
Investments held in trust	—	(133,930,000)	(133,930,000)
Disbursements from investments held in trust	1,534,122	395,250	2,284,372

Net cash provided by (used in) investing activities	1,533,217	(133,539,500)	(131,651,283)

Cash flows from financing activities
Gross proceeds from public offering	—	138,000,000	138,000,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from note payable, stockholder	—	100,000	100,000
Payment of note payable, stockholder	—	(100,000)	(100,000)
Proceeds from private placement warrants	—	2,075,000	2,075,000
Payment of offering costs	—	(6,088,383)	(6,129,108)

Net cash provided by financing activities	—	134,011,617	133,970,892

Net increase in cash	782	173,610	119,650
Cash at beginning of the period	118,868	—	—

Cash at the end of the period	$119,650	$173,610	$119,650

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	—	$4,140,000	$4,140,000

Accrual of deferred offering cost	—	$40,725	—

Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$604,261	—	$759,261

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations

KBL Healthcare Acquisition Corp. III (the “Company”) was incorporated in Delaware on January 9, 2007 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare or healthcare-related industries.

The condensed financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008, the three months ended September 30, 2007, the period from January 9, 2007 (inception) to September 30, 2007 and for the period from January 9, 2007 (inception) through September 30, 2008, its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2008 and for the period from January 9, 2007 (inception) through September 30, 2008 and its cash flows from January 9, 2007 (inception) to September 30, 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2008. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

All activity from January 9, 2007 (inception) through July 25, 2007 related to the Company’s formation and initial public offering described below. Subsequent to July 25, 2007, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective July 19, 2007. The Company

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

consummated the Offering on July 25, 2007 and received net proceeds of approximately $127,731,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare or healthcare-related industries (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $133,930,000, including $4,140,000 of deferred underwriting discounts and commissions and the $2,075,000 proceeds of the Private Placement Warrants described in Note 2 is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,900,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to fund tax obligations.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The activity in the trust account through September 30, 2008 is as follows:

Contribution to trust	$133,930,000
Interest income received	4,209,984
Withdrawals to fund operations (a)	(1,395,979)
Withdrawals to fund estimated taxes	(888,393)

Total investments held in trust	$135,855,612

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount held in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying condensed balance sheets and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for income tax obligations and working capital purposes has been

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

recorded as deferred interest on the accompanying September 30, 2008 balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination by July 19, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).

Net Income(Loss) Per Share – Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The effect of the 17,250,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its financial statements.

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

Notes to Unaudited Condensed Financial Statements

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

The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the three months ended September 30, 2008 includes $30,000, $23,871 for the three months ended September 30, 2007 and the period January 9, 2007 (inception) to September 30, 2007, $ 90,000 for the nine months ended September 30, 2008 and the period from January 9, 2007 (inception) to September 30, 2008 includes $143,871 of expense related to this agreement.

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

Notes to Unaudited Condensed Financial Statements

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

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007. The agreements are terminable by either party upon 60 and 30 days prior written notice, respectively. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company provided such Business Combination is completed within a certain number of days from the termination of the agreements. Included in professional fees in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2008 is $101,250, $58,750 for the three months ended September 30, 2007 and for the period January 9, 2007 (inception) to September 30, 2007, $303,750 for the nine months ended September 30, 2008 and $463,750 for the period January 9, 2007 (inception) to September 30, 2008 related to these agreements.

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

Notes to Unaudited Condensed Financial Statements

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

Results of Operations

For the three months ended September 30, 2008, we had a net loss of $(172,412) derived from interest income of $384,811 offset by $17,500 for officer liability insurance, $393,013 for professional fees, $92,043 in Capital and Delaware franchise taxes, $(16,116) in New York State and City income taxes, $30,000 in administrative fees, $7,655 for dues and subscriptions and $33,128 for other operating expenses.

For the three months ended September 30, 2007, we had a net income of $563,987 derived from interest income of $912,692 offset by $13,968 for officer liability insurance, $71,940 for professional fees, $20,500 in Delaware franchise taxes, $149,258 in New York State and City income taxes, $23,871 in administrative fees, $9,256 for dues and subscriptions and $59,912 for other operating expenses.

For the nine months ended September 30, 2008, we had a net income of $196,259 derived from interest income of $1,698,418 offset by $52,500 for officer liability insurance, $745,515 for professional fees, $133,376 in Capital and Delaware franchise taxes, $190,903 in New York State and City income taxes, $90,000 in administrative fees, $21,565 for dues and subscriptions and $268,300 for other operating expenses.

For the period from January 9, 2007 (inception) to September 30, 2007, we had a net income of $558,751 derived from interest income of $912,836 offset by $13,968 for officer liability insurance, $75,891 for professional fees, $20,500 in Delaware franchise taxes, $149,258 in New York State and City income taxes, $23,871 in administrative fees, $9,256 for dues and subscriptions and $61,341 for other operating expenses .

For the period from January 9, 2007 (inception) to September 30, 2008, we had a net income of $1,438,699 derived from interest income of $3,746,858 offset by $83,968 for officer liability insurance, $932,047 for professional fees, $214,093 in Capital and Delaware franchise taxes, $517,426 in New York State and City income taxes, $143,871 in administrative fees, $40,251 for dues and subscriptions and $376,503 for other operating expenses.

Decreases in interest income was the result of interest rates decreasing over the periods reported on.

Financial Condition and Liquidity

We consummated our initial public offering on July 25, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $138,000,000. We incurred a total of $9,660,000 in underwriting discounts and commissions and $609,108 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $131,871,000, of which $131,855,000 was deposited into the trust account. The amount placed in trust includes $4,140,000 of deferred underwriting discounts and commissions that will be paid to the underwriters of our initial public offering if we consummate a business combination. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $133,930,000 held in trust (or approximately $7.76 per share sold in the offering). The funds held in trust are being held in a segregated account at Deutsche Bank Trust Americas and are currently invested in the Federated U.S. Treasury Cash Reserves Fund (ticker UTIXX).The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 19, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include $600,000 of expenses for legal, accounting and other third-party expenses attendant to the search for target businesses and to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for the administrative fee payable to KBL Healthcare Management, an affiliate of three of the Initial Stockholders ($10,000 per month for 24 months), $140,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business performed by our officers, directors and existing stockholders and $970,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $140,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: November 13, 2008

/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer
(Principal Accounting and Financial Officer)