Form 10-K
period 2008-12-31
KBL Healthcare Acquisition Corp III
filed 2009-03-13
CIK 1388356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33583

KBL HEALTHCARE ACQUISITION CORP. III

(Name of Registrant as Specified in Its Charter)

Delaware	20-8191477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

380 Lexington Avenue, 31st Floor, New York, New York	10168
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-5555

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $128,512,500.

As March 13, 2009, there were 21,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

KBL HEALTHCARE ACQUISITION CORP. III

FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

KBL Healthcare Acquisition Corp. III is a blank check company formed on January 9, 2007 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare or healthcare related industries (referred to herein as the “healthcare industry”) in any geographic location.

On July 25, 2007, we closed our initial public offering (“IPO”) of 17,250,000 units (“Units”), including 2,250,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,075,000 warrants (“private placement warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $2,075,000. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. After deducting the underwriting discounts and commissions paid and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and $4,140,000 of underwriting fees deferred) were approximately $131,871,000, of which $131,855,000 (plus $2,075,000 from the sale of the private placement warrants, for a total of $133,930,000) was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we may draw for use of working capital up to $1,900,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. We also have used interest income in the amount of $1,033,056 and $1,596,721 for our tax obligations and working capital, respectively. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest and, through December 31, 2008, have earned $4,431,674 in interest that has not been released to us as described above.

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

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have engaged, and may in the future engage, the services of professional firms or other individuals that specialize in business acquisitions to assist us in our search for a target business, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will we pay any of our initial officers, directors, special advisors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of the trust account balance (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares (but not any of our Founders) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2008, the per-share conversion price would have been approximately $7.85.

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

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2008 would have been approximately $7.76. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Dr. Zachary Berk, our chairman of the board, Marlene Krauss, M.D., our chief executive officer and secretary and Michael Kaswan, our chief operating officer, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us to the extent they have claims against the funds in our trust account, but only if such a vendor or prospective target business does not execute such a waiver.

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

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until July 19, 2009 to complete a business combination. If we fail to consummate a business combination by such date, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, a business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. Accordingly, the report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of a business combination. The financial statements do not include any adjustments that might result from our inability to consummate a business combination or our ability to continue as a going concern.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $7.85 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximate $7.85 per share held in trust as of December 31, 2008 due to claims of creditors. We will seek to have all third parties (including any vendors or other entities we engage other than our independent registered public accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If we liquidate before the completion of a business combination, Drs. Berk and Krauss and Michael Kaswan have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or target business does not execute such a waiver. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on the NYSE Amex (“NYSE Amex”) or another national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

All of our officers and directors own Founder Shares and some of them own private placement warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own Founder Shares and some of them own private placement warrants. Such individuals have waived their right to receive distributions with respect to the Founder Shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the Founder Shares, as well as the private placement warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On February 10, 2009, we received notice from the NYSE Amex indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 13, 2009. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We will proceed with our initial business combination only if public stockholders owning less than 30% of the IPO Shares exercise their conversion rights.

We will proceed with our initial business combination only if public stockholders owning less than 30% of the IPO Shares exercise their conversion rights. Accordingly, public stockholders holding up to 5,174,999 of the IPO Shares may exercise their conversion rights and we could still consummate a proposed business combination. As a result, this may have the effect of making it more likely that we could have consummated a proposed business combination even when a significant number of public stockholders have voted against such transactions. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding blocks of our stock will be able to stop us from completing a business combination that may otherwise approved by a large majority of our public stockholders.

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

The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. They are also entitled to demand that we register the resale of the private placement warrants (and underlying shares) at any time after we consummate a business combination. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,750,000 shares of common stock and 2,075,000 warrants (as well as 2,075,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTY.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the NYSE Amex under the symbols KHA.U, KHA and KHA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on July 25, 2007, and since the common stock and warrants commenced public trading on August 1, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	7.60	7.45	7.68	7.43	0.07	0.01
2008:
Fourth Quarter	7.75	7.02	7.43	7.02	0.17	0.02
Third Quarter	7.75	7.30	7.60	7.36	0.35	0.15
Second Quarter	7.74	7.34	7.45	7.20	0.40	0.25
First Quarter	7.71	7.37	7.27	7.20	0.58	0.28
2007:
Fourth Quarter	7.90	7.10	7.27	7.20	0.65	0.40
Third Quarter	8.15	7.60	7.36	7.12	0.78	0.50

*	Through March 11, 2009.

Holders

As of March 13, 2009, there was one holder of record of our units, 20 holders of record of our common stock and 12 holders of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from August 1, 2007, the date our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Amex Composite Index (formerly the Amex Market Value Index). The graph assumes $100 invested on August 1, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

Recent Sales of Unregistered Securities and Use of Proceeds

Effective January 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on July 19, 2007), we sold the following the shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Zachary Berk(1)	945,857
Marlene Krauss(1)	945,857
Michael Kaswan	1,035,856
Eli Berk(2)	225,000
Eileen More	98,572
Joseph Williamson	64,285
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Terence Barnett	38,572
Kenneth Abramowitz	37,715
SV Life Sciences Advisers, LLC(4)	30,000
Steven Epstein	29,143
Kevin McGovern	29,143
Eric Rose	29,143
Ellen Marram	24,857
Roy Geronemus	12,000
Myron Weisfeldt	12,000
Sandra Santos	12,000

(1)	Zachary Berk and Marlene Krauss are husband and wife.
(2)	Eli Berk is the son of Zachary Berk and stepson of Marlene Krauss.
(3)	These are trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children.

(4)	James Garvey, a member of our board of directors, is the chairman of the board of SV Life Sciences Advisers, LLC.

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.008 per share.

Initial Public Offering

On July 25, 2007, we closed our IPO of 17,250,000 units, including 2,250,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $138,000,000. Citigroup Global Markets Inc. acted as lead manager for the IPO and EarlyBirdCapital, Inc. and Jefferies & Company acted as co-manager for the IPO. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-141342). The Securities and Exchange Commission declared the registration statement effective on July 19, 2007.

We incurred a total of $9,660,000 in underwriting discounts and commissions and $609,108 for other costs and expenses related to the offering and the over-allotment option. After deducting the portion of the underwriting discounts and commissions paid ($5,520,000) and the offering expenses, the total net proceeds to us from the offering were $131,871,000, of which $131,855,000 (plus $2,075,000 from the sale of the private placement warrants, for a total of $133,930,000) was deposited into the trust account. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $4,431,674 in interest through December 31, 2008 that has not been released to us. We have used $1,033,056 of the interest income to pay our tax obligations and have used $1,596,721 of the $1,900,000 of interest income available to us to fund our working capital requirements.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

	For the year ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007	For the period January 9, 2007 (inception) to December 31, 2008
Income Statement Data
Formation and operating costs	$(1,875,706)	$(714,268)	$(2,589,974)
Dividend and interest income	1,865,819	2,048,440	3,914,259

Income before provision for income taxes	(9,887)	1,334,172	1,324,285
Provision for income taxes	0	(91,732)	(91,732)

Net income	$(9,887)	$1,242,440	$1,232,553

Net income per share basic and diluted	$(0.00)	$0.11	$0.08

Weighted average shares outstanding basic and diluted	21,000,000	11,502,809	16,317,175

	December 31, 2008	December 31, 2007
Balance Sheet Data
Cash	$144,587	$118,868
Investments held in trust	135,731,897	135,226,616
Other assets	176,814	145,811

Total assets	$136,053,298	$135,491,295

Total liabilities	$4,989,853	$4,417,963
Common stock subject to possible conversion	38,936,992	38,936,992
Total stockholders' equity	92,126,453	92,136,340

Total liabilities and stockholder's equity	$136,053,298	$135,491,295

Selected Quarterly Data (unaudited)

Financial information for each quarter for the year ended December 31, 2008 and for the period from January 9, 2007 (inception) to December 31, 2007 is as follows:
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total Interest and dividends	$817,269	$496,338	$384,811	$167,401
Income (loss) from operations	338,453	30,218	(172,412)	(206,146)
Net income (loss)	338,453	30,218	(172,412)	(206,146)
Net income (loss) per share basic and diluted	0.02	—	(0.01)	(0.01)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total Interest and dividends	$—	$144	$912,692	$1,135,604
Income (loss) from operations	(3,689)	(1,547)	563,987	683,689
Net income (loss)	(3,689)	(1,547)	563,987	683,689
Net income (loss) per share basic and diluted	—	—	0.03	0.03

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We had a net loss of $9,887 for the fiscal year ended December 31, 2008, consisting of $1,865,819 of interest and dividend income, offset by $867,425 in professional fees, $501,598 in Capital and Delaware franchise taxes, administrative fees of $120,000, dues and subscriptions of $26,185, insurance of $70,000 and $290,948 for other operating expenses.

We had net income of $1,242,440 for the period from January 9, 2007 (inception) to December 31, 2007, consisting of $2,048,440 of interest and dividend income, offset by $186,532 in professional fees, $315,508 in Capital and Delaware franchise taxes, administrative fees of $53,871, dues and subscriptions of $18,686, insurance of $31,468, other operating expenses of $108,203 and $91,732 for New York State and City income taxes.

We had net income of $1,232,553 for the period from January 9, 2007 (inception) to December 31, 2008, consisting of $3,914,259 of interest and dividend income, offset by $1,053,957 in professional fees, $817,106 in Capital and Delaware franchise taxes, administrative fees of $173,871, dues and subscriptions of $44,871, insurance of $101,468, other operating expenses of $398,701 and $91,732 for New York State and City income taxes.

Upon consummation of our IPO, $131,855,000 of the net proceeds (plus $2,075,000 from the sale of the private placement warrants, for a total of $133,930,000) was deposited in trust, with the remaining net proceeds becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2008, we had current assets (excluding cash held in the trust fund) of $317,160 and current liabilities of $849,853 (excluding deferred underwriting fees), leaving us with a working capital deficiency of $(532,693), net of $135,731,897 which is cash held in trust.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, our chief executive officer (principal executive officer) and chief operating officer (principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Report includes an attestation report on our internal control over financial reporting, issued by the registered public accounting firm that audited the financial statements included herein. The attestation report appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KBL Healthcare Acquisition Corp. III

We have audited KBL Healthcare Acquisition Corp. III’s (hereafter referred to as “KBL Healthcare”) (a corporation in the development stage) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KBL Healthcare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KBL Healthcare maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KBL Heathcare at December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period from January 9, 2007 (inception) to December 31, 2007 and the cumulative period from January 9, 2007 (inception) to December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York

March 9, 2009

Changes in Internal Control Over Financial Reporting

For the three month period ending December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Zachary Berk, O.D.	61	Chairman of the Board
Marlene Krauss, M.D.	64	Chief Executive Officer, Secretary and Director
Michael Kaswan	41	Chief Operating Officer and Director
Terence Barnett	65	Director
James Garvey	62	Director
Eileen (Ginger) More	62	Director
Joseph Williamson	56	Director

Zachary Berk, O.D. has been our chairman of the board since our inception. Dr. Berk has been a managing member and secretary and treasurer of KBL Healthcare Management, Inc., a management company that provides investment services to the KBL Healthcare venture capital funds (“KBL Funds”), since November 1998. Dr. Berk has also been affiliated with all of the KBL Funds since November 1998. In August 1991, Dr. Berk co-founded KBL Healthcare, Inc., a venture capital and investment banking firm engaged in advisory and principal based funding activities for early-stage and middle-market companies in the healthcare field, and has served as its senior managing director since its formation. Dr. Berk has also served as chairman of the board of Prolong Pharmaceuticals Inc., a drug delivery company developing improved formulations of proteins, since March 2005, and has served as its chief executive officer since November 2006. In June 1999, Dr. Berk co-founded Lumenos, Inc., a consumer-driven healthcare company, and served as its vice chairman of the board from September 1999 to April 2004. From December 2004 to March 2007, Dr. Berk served as the chairman of the board and president of KBL Healthcare Acquisition Corp. II (“KBL II”). In March 2007, KBL II acquired Summer Infant (USA) Inc., a designer, marketer and distributor of branded durable juvenile health, safety and wellness products for infants and toddlers. From April 1993 to August 1994, Dr. Berk served as vice president, treasurer and a member of the board of directors of KBL Healthcare Acquisition Corp. (“KBL I”), a blank check company with an objective to acquire an operating business in the healthcare industry. In August 1994, KBL I merged with Concord Health Group, Inc., an owner, developer and operator of assisted living and long-term care facilities, and Dr. Berk remained a director of Concord until February 1996. Dr. Berk received a B.S. and a Doctorate of Optometry from Pacific University. Dr. Berk is the husband of Dr. Krauss, our chief executive officer, secretary and director.

Marlene Krauss, M.D. has been our chief executive officer, secretary and a member of our board of directors since our inception. Since November 1998, Dr. Krauss has been a managing member and president of KBL Healthcare Management. During this time, Dr. Krauss co-founded or has served on the board of directors of several of KBL Healthcare Management’s portfolio companies. From March 2007 to October 2008, Dr. Krauss served as the chairperson of the board of Summer Infant (formerly KBL II) and served as its chief executive officer and secretary from its inception in December 2004 until March 2007. Since August 2007, she has also been president of the Chelsea 23rd Street Corporation, operator of the Hotel Chelsea in New York,

New York. From April 1993 to August 1994, Dr. Krauss served as chairperson and chief executive officer of KBL I. In August 1994 upon KBL I’s merger with Concord Health Group, Dr. Krauss continued to serve as its vice chairperson until February 1996. In August 1991, Dr. Krauss co-founded KBL Healthcare, Inc. and has served as its chairperson and chief executive officer since its formation. In June 1999, Dr. Krauss co-founded Lumenos and has served as a member of its board of directors since its formation. From April 1993 to August 1994, Dr. Krauss served as chairperson and chief executive officer of KBL I. Following its merger with Concord, Dr. Krauss served as its vice chairperson until February 1996. Dr. Krauss also co-founded and/or led the initial financing for the following companies:

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

James Garvey has served as a member of our board of directors since April 2007. Mr. Garvey joined SV Life Sciences Advisers, LLC, or SVLS (formerly Schroder Ventures Life Sciences Advisers, Inc.), a venture capital firm, in May 1995 and currently serves as the chairman and managing partner of SVLS. SVLS’ portfolio includes a variety of healthcare companies such as: Aquesys, Inc., which develops a device treatment for primary open angle glaucoma; CardioFocus, Inc., which is developing a laser ablation catheter to treat atrial fibrillation via an endoscopic transluminal approach; Achillion Pharmaceuticals, Inc., which is developing biopharmaceutical therapeutics for the treatment of anti-virals and anti-infectives; Alinea Pharmaceuticals, Inc., a developer of PTP1b inhibitor for insulin resistance; and Synarc, Inc., a central radiology service dedicated exclusively to clinical trials and their imaging, molecular markers, and patient recruitment services. Prior to joining SVLS, Mr. Garvey was managing director for the Venture Capital division of Allstate Corporation, preceded by managing Allstate’s healthcare investment activity. He has held several senior management positions in companies with multinational operations including Kendall (Tyco) and Millipore. He was also president and chief executive officer of start-ups Allegheny International Medical Technology and National Teledata. Mr. Garvey currently serves on the board of directors of Alliancecare, AcuFocus, CardioFocus, CHF Solutions and Cellutions. Mr. Garvey received a B.S. from Northern Illinois University.

Eileen More has been a member of our board of directors since our inception. Ms. More has been serving as an advisor to several venture capital firms, including KBL Healthcare Ventures, since December 2002, specializing in the healthcare and telecommunications industries. She also served as a special advisor to KBL II from its inception in December 2004 until its merger with Summer Infant in March 2007. From 1978 to December 2002, Ms. More served as general partner of Oak Investment Partners, a manager of venture capital funds capitalized in excess of $8 billion with investments in over 400 companies. She has served on boards of directors for numerous Oak companies including Alexion, Compaq Computer, Stratus, Genzyme, Pharmacopeia, Dyax, Octel, Network Equipment Technologies, Alkermes, Esperion, OraPharma, Osteotech and KeraVision. Prior to joining Oak Investment Partners, Ms. More held a number of financially-related positions over a ten-year period at Wright Investors’ Service, a pension management firm in Bridgeport, Connecticut. She currently serves on the Boards of Directors of NuVasive, Inc., Tengion Inc., Optherion Inc. and several charitable institutions. Ms.

More is the Chairman Emeritus of the Connecticut Venture Group, having served as Chairman and President. She is on the Board of the UConn Research and Development Corporation. Ms. More studied Mathematics at the University of Bridgeport and became a Chartered Financial Analyst (C.F.A.) in 1978.

Joseph Williamson has served as a member of our board of directors since our inception. Mr. Williamson has been a partner of Commerce Health Ventures, L.P., a targeted healthcare and life sciences private equity fund, since July 2003. Commerce Health Ventures’ portfolio includes a variety of healthcare companies such as: AppTec Laboratory Services, Inc., a single source provider of comprehensive GLP/GMP-compliant testing, contract research and development, and custom cGMP manufacturing services for biopharmaceuticals, medical devices, cellular therapeutics, and tissue-based products; Continuing Care Rx, an institutional pharmacy company servicing over 10,500 long-term care beds in over 100 nursing facilities and approximately 25 correctional facilities across the northeastern United States; EKR Therapeutics, a provider of prescription products and therapeutic solutions that support and improve the quality of life of cancer patients; and Habit Opco, Inc., an accredited healthcare organization in New England providing multi-disciplinary treatment services on an outpatient basis to individuals addicted to drugs. Mr. Williamson has also been a partner of Vantage Point, L.P., a developer and operator of senior housing facilities since April 2004. Mr. Williamson has also served as a special advisor to KBL II from its inception in December 2004 until its merger with Summer Infant in March 2007 and has served as an advisor to KBL Healthcare Ventures since 1998. From December 1996 to July 2003, Mr. Williamson served as chairman of the board of Brandywine Senior Care, Inc., a non-acute continuum of care company that Mr. Williamson founded. From 1992 to December 1996, Mr. Williamson served as president, chief operating officer and a member of the board of directors of Concord. Mr. Williamson received a B.S. from Villanova University, a J.D. from the Delaware Law School of Widener University and an M.B.A. from Temple University.

Special Advisors

We also have several advisors that will assist us with our search for our target business. These are as follows:

Kenneth Abramowitz has been a managing general partner and co-founder of NGN Capital, a private venture firm, since October 2003. From 2001 to July 2003, Mr. Abramowitz was a managing director of The Carlyle Group in New York focused on U.S. buyout opportunities in the healthcare industry. In July 2003, he transitioned to senior advisor at The Carlyle Group. Prior to joining Carlyle, Mr. Abramowitz worked as an analyst at Sanford C. Bernstein & Co. where he covered the medical-supply, hospital-management and HMO industries for 23 years. Mr. Abramowitz has published several notable studies on healthcare service companies, major medical mergers and cardiovascular device innovation, among others. Mr. Abramowitz currently sits on the Board of Directors of EKOS Corp., OptiScan Biomedical Corp., Power Medical Interventions, Inc., and Small Bone Innovations, LLC, each a privately held medical device company, Option Care, Inc., a provider of home infusion pharmacy services and specialty pharmacy services that files reports pursuant to the Securities Exchange Act of 1934, and Ivivi Technologies, Inc., an NYSE Amex listed medical technology company focusing on designing, developing and commercializing proprietary electrotherapeutic technologies. Mr. Abramowitz received a B.A. from Columbia University and an M.B.A. from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In July 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to KBL Healthcare Acquisition Corp. III, 380 Lexington Avenue, 31st Floor, New York, New York 10168.

Corporate Governance

Nominating Committee

Effective July 2007, we established a nominating committee of the board of directors, which consists of Terence Barnett, as chairman, and Joseph Williamson, each of whom is an independent director under the NYSE Amex’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Audit Committee

Effective July 2007, we established an audit committee of the board of directors, which consists of Eileen More, as chairman, James Garvey and Joseph Williamson, each of whom is an independent director under the NYSE Amex’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting,

requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Eileen More satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Zachary Berk	2,071,714	(2)(3)(4)	9.9%
Marlene Krauss	2,071,714	(2)(3)(4)	9.9%
Michael Kaswan	1,035,856	(3)(5)	4.9%
Terence Barnett	38,572	(6)	*
James Garvey(7)	30,000		*
Eileen More	98,572	(8)	*
Joseph Williamson	64,285	(9)	*
Eli Berk(10)	225,00	(11)	1.2%
HBK Investments L.P.(12)	2,099,935	(13)	9.9%
QVT Financial LP(14)	1,946,605	(15)	9.3%
Polar Securities Inc. (16)	1,341,800	(17)	6.4%
Aldebaran Investments LLC(18)	1,282,373	(19)	6.1%
Platinum Partners Value Arbitrage Fund LP(20)	1,390,310	(21)	6.6%
Citigroup Global Markets Inc.(22)	1,329,900	(23)	6.0%
All directors and executive officers as a group (seven individuals)	3,338,999	(24)	15.9%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 380 Lexington Avenue, 31st Floor, New York, New York 10168.
(2)	Includes 60,000 shares of common stock held by each of the Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998, The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998 and the Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998, trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children. The trustee of these trusts is Mel Miller.
(3)	Does not include 300,000 shares of common stock issuable upon exercise of private placement warrants held by each of Zachary Berk, Marlene Krauss, and Michael Kaswan, none of which are currently exercisable and will not become exercisable within 60 days.
(4)	Dr. Krauss’ shares include those owned by Dr. Berk, her husband, and Dr. Berk’s shares include those owned by Dr. Krauss, his wife. Does not include (i) 75,000 shares of common stock each may receive in the event that Eli Berk’s shares do not vest as described below in footnote 10 and (ii) 6,000 shares of common stock each may receive in the event shares held by Sandra Santos do not vest pursuant to restrictions similar to the restrictions on Eli Berk’s shares.
(5)	Does not include 75,000 shares of common stock he may receive in the event that Eli Berk’s shares do not vest as described in footnote 10.
(6)	Does not include 60,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not be exercisable for 60 days.
(7)	These shares are held by SV Life Sciences Advisers, LLC. Mr. Garvey is the chairman of the board of this entity. Mr. Garvey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in the shares.
(8)	Does not include 400,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.
(9)	Does not include 200,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.
(10)	Eli Berk, the son of Zachary Berk and stepson of Marlene Krauss, is an adult and does not reside in their household.
(11)	Of these shares, 1/3 shall vest in full upon consummation of this offering, 1/3 shall vest upon consummation of a business combination and 1/3 shall vest after 36 months from the consummation of this offering, provided Mr. Berk is still an employee of KBL Healthcare Management Inc. If Mr. Berk is no longer employed by KBL Healthcare Management Inc. at such times, shares unvested shall revert to each of Drs. Berk and Krauss and Mr. Kaswan.

(12)	The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G filed with the SEC on August 24, 2007, as amended on February 8, 2008.
(13)	Does not include 1,019,000 shares of common stock issuable exercise of warrants that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G/A filed with the SEC on January 30, 2009.
(14)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(15)	Represents (i) 1,587,824 shares of common stock owned by QVT Fund LP, (ii) 169,830 shares of common stock owned by Quintessence Fund L.P. and (iii) 188,951 shares held by a third party account. QVT Financial LP is the investment manager of each of these funds. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 2, 2009.
(16)	The business address of Polar Securities Inc. is 372 Bay Street, 21st floor, Toronto, Ontario M%H 2W9.
(17)	Represents shares held by Polar Securities Inc. and North Pole Capital Master Fund. Polar Securities Inc. serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has shared voting and dispositive authority over these shares. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 17, 2009.
(18)	The business address of Aldebaran Investments LLC is 500 Park Avenue, 5th Floor, New York, New York 10022.
(19)	Represents 1,282,373 shares held by Aldebaran Investments LLC. Includes shares held in a separate account of which Aldebaran Investments LLC is the investment manager. The foregoing information was derived from a Schedule 13G filed with the SEC on February 17, 2009.
(20)	The business address of Platinum Partners Value Arbitrage Fund LP is 152 West 57th Street, 4th Floor, New York, New York 10019.
(21)	Does not include 70,100 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2009.
(22)	The business address of Citigroup Global Markets Inc. is 388 Greenwich Street, New York, New York 10013.
(23)	Assumes the conversion or exercise of certain securities held. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 5, 2009.
(24)	Does not include 1,550,000 shares of common stock issuable upon exercise of private placement warrants that are not exercisable and will not become exercisable within 60 days.

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

Zachary Berk, Marlene Krauss and Michael Kaswan may be deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Effective January 2007 (after giving effect to a stock dividend of 0.2 shares for each outstanding share of common stock on July 19, 2007), we sold the following the shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Zachary Berk(1)	945,857
Marlene Krauss(1)	945,857
Michael Kaswan	1,035,856
Eli Berk(2)	225,000
Eileen More	98,572
Joseph Williamson	64,285
Olivia Jade Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Alexander Maxwell Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
The Juliana Pearl Berk-Krauss Trust u/a dated July 27, 1998(3)	60,000
Terence Barnett	38,572
Kenneth Abramowitz	37,715
SV Life Sciences Advisers, LLC(4)	30,000
Steven Epstein	29,143
Kevin McGovern	29,143
Eric Rose	29,143
Ellen Marram	24,857
Roy Geronemus	12,000
Myron Weisfeldt	12,000
Sandra Santos	12,000

(1)	Zachary Berk and Marlene Krauss are husband and wife.
(2)	Eli Berk is the son of Zachary Berk and stepson of Marlene Krauss.
(3)	These are trusts established for the benefit of Dr. Berk’s and Dr. Krauss’s children.
(4)	James Garvey is the chairman of the board of SV Life Sciences Advisers, LLC.

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

Simultaneously with our IPO, our officers, directors and certain of our special advisors purchased 2,075,000 private placement warrants (for a total purchase price of $2,075,000) from us. The private placement warrants are identical to the warrants underlying the units sold in the IPO except that the warrants will not be transferable or salable by the purchasers (except in certain limited circumstances such as to relatives and trusts for estate planning purposes, providing the transferee agrees to be bound by the transfer restrictions) until we complete a business combination and if we call the warrants for redemption, the sponsors warrants will not be redeemable so long as such warrants are held by the purchasers or their affiliates, including any permitted transferees. The holders of the majority of these private placement warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Director Independence

The NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Terence Barnett, James Garvey, Eileen More and Joseph Williamson are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of McGladrey & Pullen (“M&P”) acts as our independent registered public accounting firm. As previously disclosed in our Current Report on Form 8-K filed on January 9, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of M&P. As a result, GGK resigned as auditors of the Company effective January 9, 2008, and M&P was appointed as our independent registered public accounting firm in connection with the Company’s annual financial statements for the fiscal year ended December 31, 2007. The following is a summary of fees paid to our independent registered public accounting firm for services rendered.

Audit Fees

During the year ended December 31, 2008, M&P audit fees consisted of fees billed or expected to be billed for the audits they performed in connection with our Annual Report for the fiscal year ended December 31, 2008 and for the three Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During the fiscal year ended December 31, 2007, M&P audit fees consisted of fees for the audit of our financial statements and GGK audit fees consisted of the review of the interim financial statements as of September 30, 2007 included in our quarterly report on Form 10-Q and services rendered in connection with our registration statements, including related audits and proxy filings. Total audit fees are as follows:

	2008	2007
Audit Fees—M&P	$92,500	$25,000
Audit Fees—GGK	—	$46,626

Total Fees	$92,500	$71,626

Audit-Related Fees

During the fiscal years ended December 31, 2007 and December 31, 2008, we did not incur audit-related fees with M&P or GGK.

Tax Fees

We incurred $4,499 in fees during the year ended December 31, 2008 from RSM McGladrey, a company affiliated with M&P, in connection with the preparation of our 2007 tax return. During the fiscal years ended December 31, 2007 and December 31, 2008, we did not incur tax-related fees with M&P or GGK.

All Other Fees

During the year ended December 31, 2008 we incurred $3,591 of fees from M&P in connection with acquisition related services and questions, we did not incur any fees from GGK. During the fiscal year ended December 31, 2007, we did not incur any fees with M&P or GGK other than those described above.

Audit Committee Approval

Since our audit committee was not formed until July 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services rendered since July 2007 were pre-approved by our audit committee. In addition, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Zachary Berk. (1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Marlene Krauss, M.D. (1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Michael Kaswan. (1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eileen More. (1)

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Joseph Williamson. (1)

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Sandra Santos. (1)

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Kenneth Abramovitz. (1)

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Roy Geroneums. (1)

10.9	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ellen Marram. (1)

10.10	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Eric Rose. (1)

10.11	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Myron Weisfeldt. (1)

10.12	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Dr. Eli Berk. (1)

10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

Exhibit No.	Description

10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.15	Form of Letter Agreement between KBL Healthcare Management, Inc. and Registrant regarding administrative support. (1)

10.16	Form of Promissory Note issued to Marlene Krauss. (1)

10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.18	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Zachary Berk, O.D., Marlene Krauss, M.D., Michael Kaswan, Eileen More, Joseph Williamson, Terence Barnett, Kenneth Abramowitz, Steven Epstein, Ellen Marram, Kevin McGovern and Eric Rose. (1)

10.19	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Steven Epstein. (1)

10.20	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and James Garvey. (1)

10.21	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Terence Barnett. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-141342).

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KBL Healthcare Acquisition Corp. III

We have audited the accompanying balance sheets of KBL Healthcare Acquisition Corp. III (hereafter referred to as “KBL Healthcare”) (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period from January 9, 2007 (inception) to December 31, 2007, and the cumulative period from January 9, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBL Healthcare as of December 31, 2008 and 2007, and the results of its operations and its cash flows the year ended December 31, 2008, the period from January 9, 2007 (inception) to December 31, 2007, and the cumulative period from January 9, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KBL Healthcare’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of KBL Healthcare’s internal control over financial reporting.

The accompanying financial statements have been prepared assuming that KBL Healthcare will continue as a going concern. As discussed in Note 1 to the financial statements, KBL Healthcare will face a mandatory liquidation on July 19, 2009 if a business combination is not consummated which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 9, 2009

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Balance Sheet

	As of December 31, 2008	As of December 31, 2007
ASSETS
Current Assets
Cash	$144,587	$118,868
Investments held in trust	135,731,897	135,226,616
Prepaid expenses	48,355	141,359
Prepaid taxes	124,218	—

Total Current Assets	136,049,057	135,486,843

Computer equipment, (net of accumulated depreciation of $1,414 and $298, respectively)	4,241	4,452

Total assets	$136,053,298	$135,491,295

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$329,835	$25,723
Capital and income tax payable	—	252,240
Deferred trust interest	520,018	—
Deferred underwriting fees	4,140,000	4,140,000

Total liabilities	4,989,853	4,417,963

Common stock, subject to possible conversion, 5,174,999 shares at conversion value	38,936,992	38,936,992

Commitments
Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 21,000,000 shares (which includes 5,174,999 subject to possible conversion)	2,100	2,100
Additional paid-in capital	90,891,800	90,891,800
Earnings accumulated during the development stage	1,232,553	1,242,440

Total stockholders' equity	92,126,453	92,136,340

Total liabilities and stockholders' equity	$136,053,298	$135,491,295

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Income

	For the year ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007	For the period January 9, 2007 (inception) to December 31, 2008
Income:
Interest	$1,865,819	$2,048,440	$3,914,259

Total Income:	1,865,819	2,048,440	3,914,259

Expenses:
Professional fees	867,425	186,532	1,053,957
Franchise and capital taxes	501,598	315,508	817,106
Administrative fees	120,000	53,871	173,871
Dues and subscriptions	26,185	18,686	44,871
Insurance	70,000	31,468	101,468
Other operating expenses	290,498	108,203	398,701

Total expenses	1,875,706	714,268	2,589,974

Income (loss) before provision for income taxes	(9,887)	1,334,172	1,324,285
Provision for income taxes	—	91,732	91,732

Net income (loss)	$(9,887)	$1,242,440	$1,232,553

Net income per share basic and diluted	$(0.00)	$0.11	$0.08

Weighted average shares outstanding basic and diluted	21,000,000	11,502,809	16,317,175

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to December 31, 2008

	Common Stock		Additional paid-in capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000
Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892
Private placement warrants (2,075,000 shares)			2,075,000		2,075,000
Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)
Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

Net loss for the year	—	—	—	(9,887)	(9,887)

Balance at December 31, 2008	21,000,000	$2,100	$90,891,800	$1,232,553	$92,126,453

See notes to financial statements.

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Statement of Cash Flows

	For the year ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007	For the period January 9, 2007 (inception) to December 31, 2008
Cash flow from operating activities
Net income (loss)	$(9,887)	$1,242,440	$1,232,553
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust account	(2,384,808)	(2,046,866)	(4,431,674)
Depreciation	1,116	298	1,414
Changes in operating assets/liabilities:
Decrease (increase) in prepaid expenses	93,004	(141,359)	(48,355)
Increase in prepaid taxes	(124,218)	—	(124,218)
Increase in accounts payable and accrued expenses	304,112	25,723	329,835
(Decrease) increase in capital and income tax payable	(252,240)	252,240	—
Increase in deferred trust interest	520,018	—	520,018

Net cash used in operating activities	(1,852,903)	(667,524)	(2,520,427)

Cash flows from Investing Activities
Purchases of computer equipment	(905)	(4,750)	(5,655)
Investments placed in trust	—	(133,930,000)	(133,930,000)
Disbursements from investments held in trust	1,879,527	750,250	2,629,777

Net cash provided by (used in) investing activities	1,878,622	(133,184,500)	(131,305,878)

Cash flows from financing activities
Gross proceeds from public offering	—	138,000,000	138,000,000
Proceeds from sale of shares of common stock	—	25,000	25,000
Proceeds from note payable, stockholder	—	100,000	100,000
Payment of note payable, stockholder	—	(100,000)	(100,000)
Proceeds from private placement warrants	—	2,075,000	2,075,000
Payment of offering costs	—	(6,129,108)	(6,129,108)

Net cash provided by financing activities	—	133,970,892	133,970,892

Net increase in cash	25,719	118,868	144,587
Cash at beginning of the period	118,868	—	—

Cash at the end of the period	$144,587	$118,868	$144,587

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$4,140,000	$4,140,000

Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$—	$155,000	$887,786

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective July 19, 2007. The Company consummated the Offering on July 25, 2007 and received net proceeds of approximately $127,731,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the healthcare or healthcare-related industries (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $133,930,000, including $4,140,000 of deferred underwriting discounts and commissions and the $2,075,000 proceeds of the Private Placement Warrants described in Note 2 was initially placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have its vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

will execute such agreements. The Company’s Chairman of the Board, the Company’s Chief Executive Officer and the Company’s Chief Operating Officer have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,900,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional amounts may be released to fund tax obligations.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account (including interest, but less amounts reserved or released to us for working capital and net of taxes payable), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

approximately 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds of the offering (approximately 29.99% of the amount placed in trust excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion and a portion of the interest earned on the Trust Account (approximately 29.99% of the interest earned on the Trust Account after permissible deductions for working capital requirements and tax obligations) has been classified as deferred interest in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments – The fair value of the

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at December 31, 2008.

Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements. Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

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

Fixed Assets – Fixed assets, consisting of computer equipment, are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of five years. Depreciation expense was $1,414 and $298 for the year ended December 31, 2008 and for the period from January 9, 2007 (inception) to December 31, 2007 respectively.

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

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

In December 2007, the “FASB” released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly effects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the “FASB” released SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No.51 ( “SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Reclassifications– Certain amounts in the 2007 financial statements have been reclassified in order to conform with the 2008 presentation.

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

4.	Investments Held in Trust	Reconciliation of investments held in trust as of December 31, 2008 and 2007 is as follows:
			2008	2007
		Contribution to trust	$133,930,000	$133,930,000
		Interest income received	4,431,674	2,046,866
		Withdrawals to fund operations (a)	(1,596,721)	(595,250)
		Withdrawals to fund estimated taxes	(1,033,056)	(155,000)

		Total investments held in trust	$135,731,897	$135,226,616

		(a) amount is limited to $1,900,000

5.	Fair Value of Financial Instruments	The table below presents the balance of assets and liabilities measured at fair value on a recurring basis by level within hierarchy.
			December 31, 2008
			Total	Level 1	Level 2	Level 3
		Investments Held in Trust	$135,731,897	$135,731,897	$—	$—

		Total assets	$135,731,897	$135,731,897	$—	$—

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.

6.	Note Payable, Stockholder	The Company issued an unsecured promissory note in an aggregate principal amount of $100,000 to one of the Initial Stockholders on January 5, 2007. The note was non-interest bearing and was paid following the consummation of the Offering from the net proceeds of such offering.

7.	Income Taxes	The components of the provision for income taxes are as follows:

	Year Ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007
Current:
Federal	$—	$—
State and local	—	91,732

Total provision for income taxes	$—	$91,732

In accordance with the provisions of EITF 91-8 “Application of FASB Statement No. 96 to a State Tax Based on the Greater of a Franchise Tax or an Income Tax”, and as a result of being subject to the capital based tax for New York State and New York City being greater than the income based taxes in these jurisdictions for

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

the year ended December 31, 2008, the Company, for comparability purposes, reclassified $234,791 of income taxes for the year ended December 31, 2007 to capital and franchise tax expense. This amount represents the capital tax portion of the Company’s tax expense for 2007.

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	For the Year Ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007
Federal net operating loss	$240,446	$27,000
Expenses deferred for income tax purposes	606,648	181,000
Interest income deferred for reporting purposes	79,095	—

Deferred tax asset	926,189	208,000
Full valuation allowance	(926,189)	(208,000)

Total deferred tax asset	$—	$—

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The Company’s tax provision differs from a tax provision using effective Federal tax rate of 34% principally due to the following:

KBL Healthcare Acquisition Corp. III

(a corporation in the development stage)

Notes to Financial Statement

	For the Year Ended December 31, 2008	For the period January 9, 2007 (inception) to December 31, 2007
Income tax at U.S statutory rate	$(3,362)	$453,618
State and local tax, net of Federal tax benefit	(160,809)	126,048
Permanent difference-Federal tax exempt interest	(555,806)	(695,934)
Permanent difference— other	1,788	—
Change in valuation allowance	718,189	208,000

Total provision for income taxes	$—	$91,732

The Company has a federal net operating loss carryforward amounting to approximately $707,000 which expires in 2027 and 2028.

The tax years of 2007 and 2008 remain subject to examination by federal and state taxing authorities.

8.	Commitments	The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the year ended December 31, 2008 includes $120,000, $53,871 for the period from January 9, 2007 (inception) to December 31, 2007 and the period from January 9, 2007 (inception) to December 31, 2008 includes $173,871 of expense related to this agreement.

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

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007. The agreements are terminable by either party upon 60 and 30 days prior written notice, respectively. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company provided such Business Combination is completed within a certain number of days from the termination of the agreements. Included in professional fees in the accompanying statements of income for the year ended December 31, 2008 is $405,000, $160,000 for the period January 9, 2007 (inception) to December 31, 2007, and $565,000 for the period January 9, 2007 (inception) to December 31, 2008 related to these agreements. At December 31, 2008 the Company issued a termination notice in relation to the August 1, 2007 consulting agreement. The notice terminates the consulting agreement effective February 28, 2009. If a potential transaction is consummated by the Company at any time before its liquidation, the Company shall pay the consultant the success fee.

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

9.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

10.	Common Stock	Effective July 19, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares have been retroactively restated to reflect this transaction.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2009.

KBL HEALTHCARE ACQUISITION CORP. III

By:	/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Zachary Berk	Chairman of the Board	March 13, 2009
Dr. Zachary Berk

/s/ Marlene Krauss, M.D. Marlene Krauss, M.D.	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 13, 2009

/s/ Michael Kaswan Michael Kaswan	Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ Eileen More	Director	March 13, 2009
Eileen More

/s/ Joseph Williamson	Director	March 13, 2009
Joseph Williamson

/s/ Terence Barnett	Director	March 13, 2009
Terence Barnett

/s/ James Garvey	Director	March 13, 2009
James Garvey