Form 10-Q
period 2009-03-31
KBL Healthcare Acquisition Corp III
filed 2009-05-08
CIK 1388356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 8, 2009, 21,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Condensed Balance Sheets

	As of March 31, 2009 (unaudited)	As of December 31, 2008
ASSETS
Current Assets
Cash	$122,894	$144,587
Investments held in trust	135,388,509	135,731,897
Prepaid expenses	26,605	48,355
Prepaid taxes	51,594	124,218
Total Current Assets	135,589,602	136,049,057

Computer equipment, (net of accumulated
depreciation of $1,697 and $1,414, respectively)	3,958	4,241

Total assets	$135,593,560	$136,053,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$545,064	$329,835
Deferred trust interest	450,192	520,018
Deferred underwriting fees	4,140,000	4,140,000

Total liabilities	5,135,256	4,989,853

Common stock, subject to possible conversion,
5,174,999 shares at conversion value	38,936,992	38,936,992

Commitments
Stockholders' equity
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued or outstanding	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 21,000,000 shares (which includes
5,174,999 subject to possible conversion)	2,100	2,100

Additional paid-in capital	90,891,800	90,891,800
Earnings accumulated during the development stage	627,412	1,232,553

Total stockholders' equity	91,521,312	92,126,453

Total liabilities and stockholders' equity	$135,593,560	$136,053,298

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period January 9, 2007 (inception) to March 31, 2009
Income:
Interest	$84,294	$817,269	$3,998,553

Total Income:	84,294	817,269	3,998,553

Expenses:
Professional fees	482,538	141,656	1,536,495
Franchise and capital taxes	127,046	127,572	944,152
Administrative fees	30,000	30,000	203,871
Dues and subscriptions	4,310	7,219	49,181
Insurance	17,500	17,500	118,968
Other operating expenses	28,041	127,942	426,742

Total expenses	689,435	451,889	3,279,409

(Loss) income before provision for income taxes	(605,141)	365,380	719,144

Provision for income taxes	-	26,927	91,732

Net (loss) income	$(605,141)	$338,453	$627,412

Net (loss) income per share basic and
diluted	$(0.03)	$0.02	$0.04

Weighted average shares
outstanding basic and diluted	21,000,000	21,000,000	16,836,207

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period January 9, 2007 (inception) to March 31, 2009

	Common Stock			Earnings Accumulated During the
	Shares	Amount	Additional paid-in capital	Development Stage	Stockholders’ Equity
Issuance of common stock to initial stockholders on January 9, 2007 at approximately $.007 per share	3,750,000	$375	$24,625	$—	$25,000

Sale of 17,250,000 units, net of underwriters discount and offering expenses (includes 5,174,999 shares subject to possible conversion)	17,250,000	1,725	127,729,167	—	127,730,892

Private placement warrants (2,075,000 shares)			2,075,000		2,075,000

Proceeds subject to possible conversion of 5,174,999 shares			(38,936,992)		(38,936,992)

Net income for the period				1,242,440	1,242,440

Balance at December 31, 2007	21,000,000	$2,100	$90,891,800	$1,242,440	$92,136,340

Net loss for the year	-	-	-	(9,887)	(9,887)

Balance at December 31, 2008	21,000,000	$2,100	$90,891,800	$1,232,553	$92,126,453

Unaudited:

Net loss for the period	-	-	-	(605,141)	(605,141)

Balance at March 31, 2009	21,000,000	$2,100	$90,891,800	$627,412	$91,521,312

See notes to unaudited condensed financial statements.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period January 9, 2007 (inception) to March 31, 2009
Cash flow from operating activities
Net income (loss)	$(605,141)	$338,453	$627,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in trust account	(14,312)	(974,425)	(4,445,986)
Depreciation	283	268	1,697
Changes in operating assets/liabilities:
Decrease (increase) in prepaid expenses	21,750	24,191	(26,605)
(Increase) decrease in prepaid taxes	72,624	(33,978)	(51,594)
Increase in accounts payable and accrued expenses	215,229	19,385	545,064
(Decrease) increase in capital and income tax payable	-	(252,240)	-
(Decrease) increase in deferred trust interest	(69,826)	157,535	450,192
Net cash used in operating activities	(379,393)	(720,811)	(2,899,820)

Cash flows from Investing Activities
Purchases of computer equipment	-	(905)	(5,655)
Investments placed in trust	-	-	(133,930,000)
Disbursements from investments held in trust	357,700	641,000	2,987,477
Net cash provided by (used in) investing activities	357,700	640,095	(130,948,178)

Cash flows from financing activities
Gross proceeds from public offering	-	-	138,000,000
Proceeds from sale of shares of common stock	-	-	25,000
Proceeds from note payable, stockholder	-	-	100,000
Payment of note payable, stockholder	-	-	(100,000)
Proceeds from private placement warrants	-	-	2,075,000
Payment of offering costs	-	-	(6,129,108)
Net cash provided by financing activities	-	-	133,970,892

Net increase (decrease) in cash	(21,693)	(80,716)	122,894
Cash at beginning of the period	144,587	118,868	-
Cash at the end of the period	$122,894	$38,152	$122,894
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting fees	$-	$-	$4,140,000

Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$36,200	$360,000	$923,986

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

The condensed financial statements at March 31, 2009 and for the periods ended March 31, 2009  and 2008 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and its cash flows for the three months ended March 31, 2009, the three months ended March 31, 2008 and for the period from January 9, 2007 (inception) to March 31, 2009 and its changes in stockholders’ equity for the three months ended March 31, 2009 and for the period from January 9, 2007 (inception) through March 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 and the year ended December 31, 2008 have been derived from these audited financial statements. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2008 audited financial statements.

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

New Accounting Pronouncements –  In December 2007, the “FASB” released Statement of Financial Accounting Standards No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly effects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS 141(R) did not have a material effect on the Company’s financial statements.

In December 2007, the “FASB” released SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No.51 ( “SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 160 did not have a material effect on the Company’s financial statements.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted the provisions of SFAS 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until the Company’s fiscal year beginning January 1, 2009.  The Company’s adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to an entity’s own stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and any interim periods therein with any outstanding instrument at the date of adoption requiring a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Reclassifications– Certain amounts in the first quarter 2008 financial statements have been reclassified in order to conform to the first quarter 2009 presentation.

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

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

4.	Investments Held in Trust	Reconciliation of investments held in trust as of March 31, 2009 is as follows:

2009
Contribution to trust	$133,930,000
Interest income received	4,445,986
Withdrawals to fund operations (a)	(1,900,000)
Withdrawals to fund estimated taxes	(1,087,477)
Total investments held in trust	$135,388,509

(a) amount is limited to $1,900,000

5.	Fair Value of Financial Instruments	The table below presents the balance of assets and liabilities measured at fair value on a recurring basis by level within hierarchy.

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investments Held in Trust	$135,388,509	$135,388,509	$-	$-

Total assets	$135,388,509	$135,388,509	$-	$-

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable.

6.	Commitments
The Company presently occupies office space provided by an affiliate of three of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on the effective date of the Offering. The statement of operations for the three months ended March 31, 2009 and 2008 includes $30,000 and the period from January 9, 2007 (inception) to March 31, 2009 includes $203,871 of expense related to this agreement.

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

The Company entered into consulting agreements with two consultants on August 1, 2007 and August 29, 2007. The agreements are terminable by either party upon 60 and 30 days prior written notice, respectively. The Company is obligated to pay the consultants a combined fee of $33,750 per month plus expenses for consulting services and a success fee totaling $600,000 30 days after the closing of the initial Business Combination by the Company provided such Business Combination is completed within a certain number of days from the termination of the agreements. Included in professional fees in the accompanying statements of income for the three months ended March 31, 2009 is $76,250, $101,250 for the three months ended March 31, 2008, and $641,250 for the period January 9, 2007 (inception) to March 31, 2009 related to these agreements. At December 31, 2008 the Company issued a termination notice in relation to the August 1, 2007 consulting agreement.  The notice terminates the consulting agreement effective February 28, 2009. If a potential transaction is consummated by the Company at any time before its liquidation, the Company shall pay the consultant the success fee.

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

9.	Proposed Business Combination

On March 13, 2009, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with PRWT Services, Inc. (“PRWT”), PRWT Merger Sub, Inc. (“Merger Sub”) and the holders of all outstanding capital stock of PRWT (“PRWT Stockholders”). PRWT and its subsidiaries are a diversified enterprise of pharmaceutical manufacturing and distribution, facilities management, and business process outsourcing services.  Pursuant to the Merger Agreement, (a) the Company will merge with Merger Sub, with the Company being the surviving entity of the merger and a wholly owned subsidiary of PRWT, (b) all of the Company’s securities will automatically convert into an equal number of securities of PRWT of like tenor and (c) PRWT will become the public company following consummation of the transaction (“New Pubco”).  In connection with and as a result of the merger and the recapitalization of PRWT’s outstanding capital stock, immediately following the consummation of the merger, the PRWT Stockholders will own an aggregate of 11,950,000 shares of New Pubco common stock (“Merger Shares”), subject to upward or downward adjustment in the event PRWT’s consolidated total indebtedness is more or less than $45,000,000 at the closing of the merger, and will receive an aggregate of $3,500,000 cash from New Pubco in exchange for the release and discharge of any and all claims against New Pubco.  941,211 of the Merger Shares will be placed in escrow to provide a fund to satisfy certain net debt adjustment and indemnification obligations of the PRWT Stockholders to New Pubco under the terms of the Merger Agreement. An additional 8,000,000 shares of New Pubco common stock will be placed in escrow at the closing to be released to the PRWT Stockholders upon New Pubco attaining certain levels of EBITDA in fiscal 2009, 2010 and/or 2011 or upon certain exercises of New Pubco redeemable warrants.  At the closing of the merger, the funds held in the Trust Account will be transferred to New Pubco, after deduction of transaction expenses, tax obligations (if any), deferred underwriting commissions, and the $3,500,000 cash payment to the PRWT Stockholders.

The merger is expected to be consummated in the third quarter of 2009, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in the Merger Agreement. The merger is expected to be accounted for as a reverse merger.

KBL Healthcare Acquisition Corp. III
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

10.	Subsequent Event
On May 6, 2009, the Company announced that PRWT Services, Inc. (“PRWT”) has purchased an aggregate of approximately 7.275 million warrants of the Company in private transactions for an aggregate purchase price of approximately $2.0 million.  The warrants purchased represent approximately 42% of the total Company’s warrants issued in the Company’s initial public offering (“IPO”). Following the business combination, PRWT intends to retire all of the aforementioned warrants it has purchased.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On March 13, 2009, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with PRWT Services, Inc. (“PRWT”), PRWT Merger Sub, Inc. (“Merger Sub”), and the holders of all outstanding capital stock of PRWT (“PRWT Stockholders”).  Pursuant to the Merger Agreement, we will engage in a business combination with PRWT.  The business combination will be accomplished by our company merging into Merger Sub, with Merger Sub being the surviving corporation (“Merger”).  As a result of the Merger and related transaction, PRWT will become the public company following the Merger (“New Pubco”).  In this regard, all of our outstanding common stock, warrants and units shall be automatically converted into the same number of shares of common stock, warrants and units of PRWT.  The terms of our securities, such as the exercise price and exercise period of the public warrants, will remain the same.

PRWT and its subsidiaries are a diversified enterprise of pharmaceutical manufacturing and distribution, facilities management, and business process outsourcing services.  Cherokee Pharmaceuticals LLC, PRWT’s wholly-owned subsidiary, provides bulk chemical manufacturing of active pharmaceutical ingredients, specializing in handling antibiotics, high hazard reactions and potent compounds.  U.S. Facilities, Inc., PRWT’s 51%-owned subsidiary, provides professional facilities management and outsourcing services focusing on complex and highly-secure maintenance and management projects.  PRWT offers business process outsourcing to clients throughout the United States, including document processing, payment processing, mailroom services, lockbox, scanning and imaging, walk-in and call-center based customer service, and toll collection operations services.  PRWT is a certified minority business enterprise.

The merger is expected to be consummated in the third quarter of 2009, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in the Merger Agreement.

For a more complete discussion of our proposed business combination with PRWT, see our Current Report on Form 8-K, dated March 13, 2009 and filed with the SEC on March 19, 2009, and our Registration Statement on Form S-4 filed with the SEC on April 22, 2009.

Results of Operations

For the three months ended March 31, 2009, we had a net loss of $(605,141) derived from interest income of $84,294 offset by $17,500 for officer liability insurance, $482,538 for professional fees, $127,046 in Capital and Delaware franchise taxes, $30,000 in administrative fees, $4,310 for dues and subscriptions and $28,041 in other operating expenses.

For the three months ended March 31, 2008, we had a net income of $338,453 derived from interest income of $817,269 offset by $17,500 for officer liability insurance, $141,656 for professional fees, $127,572 in Capital and Delaware franchise taxes, $26,927 in New York State and City income taxes, $30,000 in administrative fees, $7,219 for dues and subscriptions and $127,942 in other operating expenses.

For the period from January 9, 2007 (inception) to March 31, 2009, we had a net income of $627,412 derived from interest income of $3,998,553 offset by $118,968 for officer liability insurance, $1,536,495 for professional fees, $944,152 in Capital and Delaware franchise taxes, $91,732 in New York State and City income taxes, $203,871 in administrative fees, $49,181 for dues and subscriptions and $426,742 in other operating expenses.

Comparison- Three Months Ended March 31, 2009 with Three Months Ended March 31, 2008

Decrease in interest income was the result of interest rates decreasing over the periods reported on.  $69,826 of the interest income for the three months ended March 31, 2009 was a result of a reversal from deferred trust income.  The increase in professional fees is due to legal, accounting and consulting fees relating to the proposed business combination.  The decrease in other operating expenses is due to travel and other related costs during the three months ended March 31, 2008 relating to acquisition prospects that did not materialize.

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

We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At March 31, 2009, we had current assets (excluding cash held in the trust fund) of $201,093 and current liabilities of $995,256 (excluding deferred underwriting fees), leaving us with a working capital deficiency of $(794,163), net of $135,388,509 which is cash held in trust.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

31.2 – Section 302 Certification by COO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by COO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBL HEALTHCARE ACQUISITION CORP. III

Dated: May 8, 2009
/s/ Marlene Krauss, M.D.
Marlene Krauss, M.D.
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Kaswan
Michael Kaswan
Chief Operating Officer
(Principal Accounting and Financial Officer)